Form 10QSB
period 2005-04-30
Elite Cosmetics, Inc
filed 2005-06-16
CIK 1309055

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended April 30, 2005

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the transition period from

                         Commission File No. 000-51509

                                 Elite Cosmetics, Inc.
        (Exact name of small business issuer as specified in its charter)

       Delaware
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                             107 St. Patrick's Street
                            Donaldsonville, Louisiana 70346
                    (Address of Principal Executive Offices)

                                 225/473-7578
                           (Issuer's telephone number)

                                    EDMONDS 4, INC.
                             300 Park Avenue, #1700
                            New York, New York 10022
      (Former name, address and fiscal year, if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 16, 2005: 28,870,000 shares of common stock.

                              Elite Cosmetics, Inc.
                          (a development stage company)

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended April 30, 2005 are not necessarily indicative of results that may be expected for the year ending October 31, 2005. The financial statements are presented on the accrual basis.

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                              AS OF APRIL 30, 2005
                                   (UNAUDITED)

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE            1       CONDENSED BALANCE SHEET AS OF APRIL 30, 2005 (UNAUDITED)

PAGE            2       CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
                        MONTHS  ENDED  APRIL 30,  2005 AND FOR THE  PERIOD  FROM
                        AUGUST  19,   2004   (INCEPTION)   TO  APRIL  30,   2005
                        (UNAUDITED)

PAGE            3       CONDENSED  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE PERIOD FROM AUGUST 19, 2004 (INCEPTION) TO APRIL
                        30, 2005 (UNAUDITED)

PAGE            4       CONDENSED  STATEMENTS  OF CASH  FLOWS FOR THE SIX MONTHS
                        ENDED  APRIL 30, 2005 AND FOR THE PERIOD FROM AUGUST 19,
                        2004 (INCEPTION) TO APRIL 30, 2005 (UNAUDITED)

PAGES        5 - 7      NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                              AS OF APRIL 30, 2005
                                   (UNAUDITED)


                                                     ASSETS

CURRENT ASSETS
  Cash                                                                             $        4,500
                                                                                   ---------------

TOTAL ASSETS                                                                       $        4,500
                                                                                   ===============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL LIABILITIES                                                                  $            -

STOCKHOLDERS' EQUITY
  Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,650,000 shares
   issued and outstanding                                                                   2,865
  Additional paid in capital                                                              854,485
  Accumulated deficit during development stage                                           (852,850)
                                                                                   ---------------
        Total Stockholders' Equity                                                          4,500
                                                                                   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $        4,500
                                                                                   ===============

            See accompanying notes to condensed financial statements.

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                       For the Three Months       For the Six Months     For the Period From
                                                                                                            August 19, 2004
                                                                Ended                     Ended           Inception) to April
                                                           April 30, 2005            April 30, 2005           30, 2005
                                                        ------------------        ------------------       ------------------

    OPERATING EXPENSES
      Stock compensation                                $        852,000          $         852,000        $         852,000
      General and administrative                                       -                        250                      850
                                                        ------------------        ------------------       ------------------
            Total Operating Expenses                             852,000                    852,250                  852,850
                                                        ------------------        ------------------       ------------------

    LOSS FROM OPERATIONS                                        (852,000)                  (852,250)                (852,850)

    Provision for Income Taxes                                         -                          -                        -
                                                        ------------------        ------------------       ------------------

    NET LOSS                                            $       (852,000)         $        (852,250)       $        (852,850)
                                                        ==================        ==================       ==================

     Net loss per share - basic and diluted             $          (0.85)   `                 (0.85)       $           (0.85)
                                                        ======================    ==================       ==================

    Weighted average number of shares outstanding
     during the period - basic and diluted                     1,007,528                  1,003,702                1,002,638
                                                        ======================    ==================       ==================


            See accompanying notes to condensed financial statements.

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM AUGUST 19, 2004 (INCEPTION) TO APRIL 30, 2005
                                   (UNAUDITED)


                                                                                                  Accumulated
                                                                                Additional       Deficit During
                                                  Common Stock                  Paid-In          Development
                                            Shares            Amount            Capital              Stage               Total
                                       ----------------  ----------------    ----------------   ----------------  ----------------
Stock issued to founders for expenses
 ($0.0001 per share)                           100,000   $            10     $            90    $             -   $           100

Net loss for the period from August 19,
 2004 (inception) to October 31, 2004                -                 -                   -               (600)             (600)
                                       ----------------  ----------------    ----------------   ----------------  ----------------

Balance, October 31, 2004                      100,000                10                  90              (600)              (500)

Common stock issued for services
 ($0.03 per share)                          28,400,000             2,840             849,160                  -           852,000

Common stock issued for cash
 ($0.03 per share)                             150,000                15               4,485                  -             4,500

In-kind contribution                                 -                 -                 750                  -               750

Net loss for the six months
 ended April 30, 2005                                -                 -                   -           (852,250)         (852,250)
                                       ----------------  ----------------    ----------------   ----------------  ----------------

BALANCE, APRIL 30, 2005                     28,650,000   $         2,865     $       854,485           (852,850)            4,500
                                       ================  ================    ================   ================  ================

            See accompanying notes to condensed financial statements.

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the Six Months         For the Period From
                                                                                                           August 19, 2004
                                                                                    Ended                   (Inception) to
                                                                                April 30, 2005              April 30, 2005
                                                                             ---------------------       ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $           (852,250)       $           (852,850)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Stock compensation                                                                    852,000                     852,100
    In-kind contribution                                                                      750                         750
   Changes in operating assets and liabilities:
    Decrease in accounts payable                                                             (500)                          -
                                                                             ---------------------       ---------------------
         Net Cash Used In Operating Activities                                                  -                           -
                                                                             ---------------------       ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                            -                           -
                                                                             ---------------------       ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                    4,500                       4,500
                                                                             ---------------------       ---------------------
         Net Cash Provided By Financing Activities                                          4,500                       4,500
                                                                             ---------------------       ---------------------

NET INCREASE IN CASH                                                                        4,500                       4,500

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                -                           -
                                                                             ---------------------       ---------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $              4,500      $                4,500
                                                                             =====================       =====================


            See accompanying notes to condensed financial statements.

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              AS OF APRIL 30, 2005
                                   (UNAUDITED)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

     (A) Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

     It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

     During 2005, the Company changed its name from Edmonds 4, Inc. to Elite Cosmetics, Inc. to better reflect its current business operations.

     (B) Organization

     Elite Cosmetics, Inc. F/K/A Edmonds 4, Inc. (a development stage company) (the "Company") was incorporated in Delaware on August 19, 2004, and has elected a fiscal year end of October 31.

     The Company plans to market a lime of women's' cosmetics. The Company intends to market its products directly to consumers through a variety of direct marketing channels.

     Activities during the development stage include developing the corporate infrastructure, implementing the business plan, and raising capital.

     (C) Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

     (D) Loss Per Share

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of April 30, 2005, there were no common share equivalents outstanding.

     (E) Business Segments

     The Company operates in one segment and therefore segment information is not presented.

     (F) Income Taxes

     The Company accounts for income taxes under the Statement of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 2 STOCKHOLDERS' EQUITY

     (A) Common Stock Issued for Cash

     During April 2005, the Company issued 150,000 shares of common stock to individuals for cash of $4,500 ($0.03 per share).

     (B) Stock Issued for Services

     During 2004, the Company issued 100,000 shares of common stock to its founder for payment of $100 in expenses ($0.0001 per share).

     During 2005, the Company issued 28,400,000 shares of common stock to its principal stockholder for services valued at $852,000 based on recent cash offering prices ($0.03 per share) (See Note 3).

     (D) In-Kind Contribution

     During 2005, the principal stockholder of the Company paid $750 of operating expenses on behalf of the Company (See Note 3).

NOTE 3 RELATED PARTY TRANSACTIONS

     A principal stockholder of the Company paid $750 of expenses on behalf of the Company from inception (See Note 2).

     During 2005, the Company issued 28,400,000 shares of common stock to its principal stockholder for services valued at $852,000 based on recent cash offering prices ($0.03 per share) (See Note 2).

NOTE 4 GOING CONCERN

     As reflected in the accompanying financial statements, the Company is in the development stage with no operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 5 SUBSEQUENT EVENT

     During May 2005, the Company issued 220,000 shares of common stock to individuals for cash of $6,600 ($0.03 per share).

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

On March  25,  2005 (the  "Effective  Date"),  pursuant  to the terms of a Stock
Purchase Agreement, Glen Landry purchased 100,000 shares of our issued and outstanding common stock from Richard Neussler, the sole officer, director and shareholder of the Company. Glen Landry was appointed our President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors. As a result of this change in control, we have changed our business plan to the production of cosmetics and creams. Specifically we will begin the development and production of an under-eye cream that will dramatically reduce the signs of aging, such as lines and puffiness. The Company will pursue the development of other cosmetic products in the future. On April 8, 2005, we amended our Articles of Incorporation to change our name to Elite Cosmetics, Inc.

In April 2005, we conducted a private placement offering and issued 150,000 shares of common stock at a purchase price of $0.03 per share to individuals for total cash of $4,500. In May we finalized the offering by selling an additional 220,000 shares of common stock at a purchase price of $0.03 per share to individuals for total cash of $6,600. In total in this offering we sold a total of 370,000 shares at $0.03 per share for a total of $11,100.

Results of Operation

We did not have any operating income from inception (August 19, 2004) through April 30, 2005 and during this period we recognized a net loss of $852,850. We have had no general and administrative expenses from inception. Our expenses from inception were comprised of stock compensation paid to our sole officer and director.

Liquidity and Capital Resources

At April 30, 2005 the Company had $4,500 in cash and total assets, and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending the commencement of our operations.

Item 3. Controls and Procedures

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

(b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          We are currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the us has been threatened.

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending April 30, 2005, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

          (b) Reports of Form 8-K

              On April 5, 2005, we filed a Form 8-K pursuant to a change in control.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                 Elite Cosmetics, Inc.


Date: June 16, 2005              By: /s/ Glen Landry
                                 ----------------------
                                 Glen Landry
                                 President, CEO and CFO