Form 10QSB
period 2005-07-31
Elite Cosmetics, Inc
filed 2005-09-14
CIK 1309055

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 2005

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by a check mark whether, The Registrant is a shell company (as defined in Rule 12b-2 at the Exchange Act) Yes[ ] No [X]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 13, 2005: 28,870,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended July 31, 2005 are not necessarily indicative of results that may be expected for the year ending October 31, 2005. The financial statements are presented on the accrual basis.

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               AS OF JULY 31, 2005
                                   (UNAUDITED)

                             ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE                1       CONDENSED BALANCE SHEET AS OF JULY 31, 2005
                            (UNAUDITED)

PAGE                2       CONDENSED  STATEMENTS OF  OPERATIONS  FOR THE THREE
                            AND NINE MONTHS ENDED JULY 31, 2005
                            AND FOR THE PERIOD FROM AUGUST 19, 2004 (INCEPTION)
                            TO JULY 31, 2005 (UNAUDITED)

PAGE                3       CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                            DEFICIENCY FOR THE PERIOD FROM AUGUST  19, 2004
                            (INCEPTION) TO JULY 31, 2005 (UNAUDITED)

PAGE                4       CONDENSED  STATEMENTS OF CASH FLOWS FOR THE NINE
                            MONTHS ENDED JULY 31, 2005 AND FOR THE PERIOD FROM
                            AUGUST 19, 2004 (INCEPTION) TO JULY 31, 2005
                            (UNAUDITED)

PAGES             5 - 8     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                               AS OF JULY 31, 2005
                               -------------------
                                   (UNAUDITED)


                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash                                                                                        $           19,696
  Inventories                                                                                                255
                                                                                              -------------------

TOTAL ASSETS                                                                                  $           19,951
------------
                                                                                              ===================


                                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                    ----------------------------------------
CURRENT LIABILITIES
  Loans payable - stockholder                                                                 $           36,118
                                                                                              -------------------

TOTAL LIABILITIES                                                                                         36,118
-----------------
                                                                                              -------------------

STOCKHOLDERS' DEFICIENCY
  Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,700,000 shares
   issued and outstanding                                                                                  2,887
  Additional paid in capital                                                                             861,334
  Accumulated deficit during development stage                                                          (880,388)
                                                                                              -------------------
        Total Stockholders' Deficiency                                                                   (16,167)
                                                                                              -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                $           19,951
----------------------------------------------                                                ===================


            See accompanying notes to condensed financial statements.

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (UNAUDITED)



                                                                                                           For the Period From
                                                      For the Three Months          For the Nine             August 19, 2004
                                                              Ended                 Months Ended           (Inception) to July
                                                          July 31, 2005             July 31, 2005               31, 2005
                                                      ----------------------     --------------------     ----------------------
    OPERATING EXPENSE
      Stock compensation                              $                   -      $           852,000      $             852,000
      Professional fees                                              27,020                   27,020                     27,020
      General and administrative                                        247                      497                      1,097
                                                      ----------------------     --------------------     ----------------------
            Total Operating Expense                                  27,267                  879,517                    880,117
                                                      ----------------------     --------------------     ----------------------
    LOSS FROM OPERATIONS                                            (27,267)                (879,517)                  (880,117)

    OTHER EXPENSE
      Interest expense                                                  271                      271                        271
                                                      ----------------------     --------------------     ----------------------
             Total Other Expense                                        271                      271                        271
                                                      ----------------------     --------------------     ----------------------
    NET LOSS BEFORE TAXES                                           (27,538)                (879,788)                  (880,388)

    Provision for Income Taxes                                            -                        -                          -
                                                      ----------------------     --------------------     ----------------------
    NET LOSS                                          $             (27,538)     $          (879,788)     $            (880,388)
                                                      ======================     ====================     ======================

     Net loss per share - basic and diluted           $                   -       `            (0.07)     $
                                                      ======================     ====================
    Weighted average number of shares outstanding
     during the period - basic and diluted                       28,851,957               12,080,476
                                                      ======================     ====================


            See accompanying notes to condensed financial statements.

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM AUGUST 19, 2004 (INCEPTION) TO JULY 31, 2005
        ----------------------------------------------------------------
                                   (UNAUDITED)


                                                                                                   Accumulated
                                                                            Additional           Deficit During
                                               Common Stock                   Paid-In              Development
                                        Shares               Amount           Capital                 Stage               Total
                                   ----------------    ----------------   ----------------     ----------------     ----------------
Stock issued to founders for
 expenses ($0.0001 per share)              100,000     $            10    $            90      $             -      $           100

Net loss for the period from
 August  19, 2004 (inception)
 to October 31, 2004                             -                   -                  -                 (600)                (600)
                                   ----------------    ----------------   ----------------     ----------------     ----------------

Balance, October 31, 2004                  100,000                  10                 90                 (600)                (500)

Common stock issued for services
 ($0.03 per share)                      28,400,000               2,840            849,160                    -              852,000

Common stock issued for cash
 ($0.03 per share)                         150,000                  15              4,485                    -                4,500

In-kind contribution                             -                   -                750                    -                  750

Net loss for the six months
 ended April 30, 2005                            -                   -                  -             (852,250)            (852,250)
                                   ----------------    ----------------   ----------------     ----------------     ----------------

Balance, April 30, 2005                 28,650,000               2,865            854,485             (852,850)               4,500

Common stock issued for cash
 ($0.03 per share)                         220,000                  22              6,578                    -                6,600

In-kind contribution of
 interest expense                                -                   -                271                    -                  271

Net loss for the three
 months ended July 31, 2005                      -                   -                  -              (27,538)             (27,538)
                                   ----------------    ----------------   ----------------     ----------------     ----------------

BALANCE, JULY 31, 2005                  28,870,000     $         2,887    $       861,334      $      (880,388)     $       (16,167)
----------------------             ================    ================   =================    ================     ================

            See accompanying notes to condensed financial statements.

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)

                                                                                                         For the Period From
                                                                               For the Nine Months         August 19, 2004
                                                                                    Ended                (Inception) to July
                                                                                July 31, 2005                  31, 2005
                                                                             ---------------------       ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $            (879,788)      $           (880,388)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Stock compensation                                                                    852,000                     852,000
    In-kind contribution                                                                    1,021                       1,121
   Changes in operating assets and liabilities:
    Increase in inventories                                                                  (255)                       (255)
    Decrease in accounts payable                                                             (500)                          -
                                                                             ---------------------       ---------------------
         Net Cash Used In Operating Activities                                            (27,522)                    (27,522)
                                                                             ---------------------       ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                            -                           -
                                                                             ---------------------       ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan payable - related party                                               36,118                      36,118
  Proceeds from issuance of common stock                                                   11,100                      11,100
                                                                             ---------------------       ---------------------
         Net Cash Provided By Financing Activities                                         47,218                      47,218
                                                                             ---------------------       ---------------------

NET INCREASE IN CASH                                                                       19,696                      19,696

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                -                           -
                                                                             ---------------------       ---------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $             19,696        $             19,696
                                                                             =====================       =====================

            See accompanying notes to condensed financial statements.

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF JULY 31, 2005
                               -------------------
                                   (UNAUDITED)


                                        8

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------------------------------------------------------------------

        (A) Basis of Presentation
        -------------------------

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

        (B) Organization
         ---------------

        Elite Cosmetics, Inc. F/K/A Edmonds 4, Inc. (a development stage company) (the "Company") was incorporated in Delaware on August 19, 2004, and has elected a fiscal year end of October 31.

        The Company plans to market a line of women's' cosmetics. The Company intends to market its products directly to consumers through a variety of direct marketing channels.

        Activities during the development stage include developing the corporate infrastructure, implementing the business plan, and raising capital.

        (C) Use of Estimates
         -------------------

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

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF JULY 31, 2005
                               -------------------
                                   (UNAUDITED)


        (D) Loss Per Share
         -----------------

        Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of July 31, 2005, there were no common share equivalents outstanding.

        (E) Inventories
         --------------

        The Company's inventories are stated at the lower of cost or market value, cost being determined on a first-in, first-out method. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand and product expiration dates.

        (F) Revenue
         ----------

        The Company recognizes revenue from the sale of cosmetic products at the time title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss, net of estimated provisions for returns, rebates and sales allowances.

        (G) Advertising
         --------------

        Advertising costs are expensed as incurred. Advertising expense totaled $11 for the three and nine month periods ended July 31, 2005.

        (H) Business Segments
         --------------------

        The Company operates in one segment and therefore segment information is not presented.

        (I) Income Taxes
         ---------------

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

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF JULY 31, 2005
                               -------------------
                                   (UNAUDITED)


        (J) Stock-Based Compensation
         ---------------------------

        The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock warrants issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock warrants at the grant date using the Black-Scholes option pricing model.

NOTE 2 INVENTORIES
-------------------

        Inventories at July 31, 2005 consisted of the following:


        Raw materials                              $             203
        Finished products                                         52
                                                   ------------------
                                                                 255
        Less provision of obsolescence                             -
                                                   ------------------

                                                                 255
                                                   ==================

NOTE 3 STOCKHOLDERS' EQUITY
---------------------------

        (A) Common Stock Issued for Cash
         --------------------------------

        During April 2005, the Company issued 150,000 shares of common stock to individuals for cash of $4,500 ($0.03 per share).

        During May 2005, the Company issued 220,000 shares of common stock to individuals for cash of $6,600 ($0.03 per share).

        (B) Stock Issued for Services
         ----------------------------

        During 2004, the Company issued 100,000 shares of common stock to its founder for payment of $100 in expenses ($0.0001 per share).

        During 2005, the Company issued 28,400,000 shares of common stock to its principal stockholder for services valued at $852,000 based on recent cash offering prices ($0.03 per share) (See Note 4).

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF JULY 31, 2005
                               -------------------
                                   (UNAUDITED)

        (C) In-Kind Contribution
         -----------------------

        During 2005, the Company recorded $271 of in-kind interest expense on a loan by the Company's principal stockholder.

        During 2005, the stockholder of the Company paid $750 of operating expenses on behalf of the Company (See Note 4).

NOTE 4 RELATED PARTY TRANSACTIONS
---------------------------------

        A stockholder of the Company paid $750 of expenses on behalf of the Company from inception (See Note 3).

        During 2005, the Company issued 28,400,000 shares of common stock to its principal stockholder for services valued at $852,000 based on recent cash offering prices ($0.03 per share) (See Note 3).

        During 2005, the Company's principal stockholder loaned the Company $36,118 (See Note 5).

NOTE 5 LOAN PAYABLE - STOCKHOLDER
---------------------------------

        During 2005, the Company's principal stockholder loaned $36,118 to the Company on an interest-free, due on demand basis. The Company recorded an in-kind interest expense using an interest rate of 3%.

NOTE 6 GOING CONCERN
--------------------

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

Results of Operation
--------------------

We did not have any operating income from inception (August 19, 2004) through July 31, 2005 and during this we recognized a net loss of $880,388. We have had no general and administrative expenses from inception. Our expenses from inception were comprised of stock compensation paid to our sole officer and director.

Liquidity and Capital Resources
-------------------------------

At July 31, 2005 the Company had $19,696 in cash and $19,951 of total assets, and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending the commencement of our operations.

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

Item 2.   Changes in Securities.

          In May 2005, the Company issued 220,000 shares of common stock to individuals for cash of $6,600 ($.03 per share).

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the quarter ending July 31, 2005, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

          (b) Reports of Form 8-K

              On June 10, 2005, we filed a Form 8-K based on a change in accountant.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                 Elite Cosmetics, Inc.


Date: September 13, 2005         By: /s/ Glen Landry
                                 -------------------
                                 Glen Landry
                                 President, CEO and CFO