Form 10QSB/A
period 2005-04-30
Elite Cosmetics, Inc
filed 2005-10-18
CIK 1309055

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2005

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-51509

                                 Elite Cosmetics, Inc.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                             68-0605151
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

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                       For the Three Months       For the Six Months For the PeriodFrom
                                                                                                        August 19,2004
                                                                Ended                     Ended      Inception) toApril
                                                           April 30, 2005            April 30, 2005        30, 2005
                                                        ------------------        ------------------  ------------------

    OPERATING EXPENSES
      Stock compensation                                $         852,000         $         852,000   $         852,000
      General and administrative                                        -                       250                 850
                                                        ------------------        ------------------  ------------------
            Total Operating Expenses                              852,000                   852,250             852,850
                                                        ------------------        ------------------  ------------------

    LOSS FROM OPERATIONS                                         (852,000)                 (852,250)           (852,850)

    Provision for Income Taxes                                          -                         -                   -
                                                        ------------------        ------------------  ------------------

    NET LOSS                                            $        (852,000)        $        (852,250)  $        (852,850)
                                                        ==================        ==================  ==================

     Net loss per share - basic and diluted             $           (0.85)   `                (0.85)  $           (0.85)
                                                        ==================        ==================  ==================

    Weighted average number of shares outstanding
     during the period - basic and diluted                      1,007,528                 1,003,702           1,002,638
                                                        ==================        ==================  ==================


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

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the Six Months         For the Period From
                                                                                                           August 19,2004
                                                                                    Ended                   (Inception)to
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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

On March 25, 2005 (the "Effective Date"), pursuant to the terms of a Stock Purchase Agreement, Glen Landry purchased 100,000 shares of our issued and outstanding common stock from Richard Neussler, the sole officer, director and shareholder of the Company. Glen Landry was appointed our President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors. As a result of this change in control, we have changed our business plan to the production of cosmetics and creams. Specifically we will begin the development and production of an under-eye cream as well as the development of other cosmetic products in the future. On April 8, 2005, we amended our Articles of Incorporation to change our name to Elite Cosmetics, Inc.


During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

    * Prepare and execute a marketing plan to increase our sales of cosmetics. We presently have a web page listed at www.elitecosmetics.net with 3 products on it. Within thirty to sixty days, we intend to develop a comprehensive marketing plan through the efforts of our president Mr. Landry. However, if we are operating at a profit, we will consider hiring a consultant to expand and improve on our marketing plan. We expect to spend approximately $10,000 on marketing in the fourth quarter of 2005, primarily in the areas of advertising and sponsored links through Google, Yahoo, and other similar targeted keyword programs. We also anticipate advertising on internet radio web pages such as http://cfrn.net/, http://ibcradio.com/, and others. Although we currently do not have enough cash to satisfy this objective, our President and CEO Glen Landry has agreed to loan us the money.

    * In ninety days we anticipate implementing a major upgrade to the www.elitecosmetics.net website. We have already had some initial discussions with several programmers about enhancements that can be made to the website such as selling our cosmetics directly through our web page, as oppose to distributing our product via Ebay. Such an upgrade would cost approximately $2,000 to $2,500, and would be paid out of the funds raised in our private placement.

    * In the fourth quarter of 2005, we intend to develop additional cosmetics, such as lip plumpers and lip gloss through the efforts of Mr. Landry and his wife. We hope to launch several other websites as well. With the help of web programmers, we believe we can launch one to three additional websites within six to nine months for a cost of $5,000 to $10,000. We will work to enter into negotiations with other companies such as Wal-Mart, K-Mark, Walgreens, and so on. To date, we have not entered into any discussions with such vendors.

     * By early 2006 will make efforts to form partnership programs, where we will sell our cosmetics at a wholesale price to larger corporations, who in turn will distribute our products to their customers. However, we have not yet entered into any negotiations regarding such programs.

     * By early 2006 we intend to hire a cosmetologist to assist in the development of more cosmetics. We anticipate paying either an annual salary, or hourly fee to a dedicated cosmetologist based upon the workload required.

    * In early 2006 we anticipate establishing a mailing list of loyal customers and over the counter cosmetic vendors.

Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. We will need a minimum of $100,000 to commence our planned operations and an additional amount of $200,000 to execute our business plan over the next twelve months. We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months to maintain our operations. Over the next twelve months we expect to spend $55,000 for marketing and advertising expenses such as acquiring billboards and on-line advertising on websites such as Ebay, Yahoo!, MSN, and Cox.net. Additionally, $40,000 will be allocated for professional fees such as accounting fees, filing fees, and legal fees. We will also require $50,000 for office supplies, computer upgrades, and cosmetics supplies. We anticipate that $55,000 will be necessary for costs related to website development, hosting, search engine submission, and ongoing maintenance. We expect to allocate $100,000 to working capital and for product research and development. In the event that we are unable to raise an amount necessary to cover all of the aforementioned uses, we anticipate our expenditures related to advertising, supplies, research and development, and working capital will vary accordingly.

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

                                 Elite Cosmetics, Inc.

Date: October 18, 2005           By: /s/ Glen Landry
                                 ----------------------
                                 Glen Landry
                                 President, CEO and CFO