Form 10QSB/A
period 2005-07-31
Elite Cosmetics, Inc
filed 2005-10-18
CIK 1309055

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


As of July 31, 2005, we have borrowed $73,528.29 ($36,118) from our president Glen Landry to cover our legal and accounting expenses, to purchase the ingredients for our products, and for general working capital as well as for marketing purposes.

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

                                 Elite Cosmetics, Inc.



Date: October 18, 2005           By: /s/ Glen Landry

                                 -------------------
                                 Glen Landry
                                 President, CEO and CFO