Form 10QSB/A
period 2005-07-31
Elite Cosmetics, Inc
filed 2005-12-09
CIK 1309055

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


As of July 31, 2005, we have borrowed $36,118 from our president Glen Landry to cover our legal and accounting expenses, to purchase the ingredients for our products, and for general working capital as well as for marketing purposes.

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

                                 Elite Cosmetics, Inc.



Date: December 9, 2005           By: /s/ Glen Landry
                                 -------------------
                                 Glen Landry
                                 President, CEO and CFO