Form 10KSB
period 2005-10-31
Elite Cosmetics, Inc
filed 2006-01-30
CIK 1309055

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    -----------------------------------------

                                   FORM 10-KSB
                    -----------------------------------------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                October 31, 2005

                           Commission File #333-105778

                              ELITE COSMETICS, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   68-0605151
                      (IRS Employer Identification Number)

                            107 St. Patrick's Street
                         Donaldsonville, Louisiana 70346
               (Address of principal executive offices )(Zip Code)

                                 (225) 473-7578
                (Registrant's telephone no., including area code)

                    Securities registered pursuant to Section
                               12(b) of the Act:
                                      None

                    Securities registered pursuant to Section
                               12(g) of the Act:

                         Common Stock, $0.0001 par value
                                (Title of class)

              (Former name, former address and former fiscal year,
                          if changed since last report)


--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes |_| No |X|


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended October 31, 2005: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of January 30, 2006, is: $-0-

Number of shares of the registrant's common stock outstanding as of January 30, 2006 is: 28,870,000

Transfer Agent as of January 30, 2006:

         Olde Monmouth Stock Transfer
         200 Memorial Parkway
         Atlantic Highlands, NJ 07716

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

We were incorporated under the laws of the State of Delaware on August 19, 2004, under the name Edmonds 4, Inc. (the "Company"), for the purpose of finding a suitable business in which to invest. On March 25, 2005, (the "Effective Date") pursuant to the terms of a Stock Purchase Agreement, Glen Landry purchased 100,000 shares of our issued and outstanding common stock from Richard Neussler, the sole officer, director and shareholder of the Company. At such time Glen Landry was appointed as our President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors.

As a result of this change in control, we have changed our business plan to the production of cosmetics and creams. Specifically we have developed of an under-eye cream that will reduce the signs of aging, such as lines and puffiness. The Company will pursue the development of other cosmetic products in the future. On April 8, 2005, we amended our Articles of Incorporation to change our name to Elite Cosmetics, Inc. to better reflect our business plan.

We are a developmental stage company that is currently implementing its business plan to become a participant in the on-line cosmetics market and eventually a producer/distributor for over-the-counter cosmetic vendors. Our President Glen Landry and his wife Dawn Landry have been involved in the business of making cosmetics since 2003. Until the change in control in March 2005, Dawn Landry made cosmetics just for herself and family members. Pursuant to the change in control, now our business purpose is to market our under eye cream, unscented body cream, and scented body cream primarily for the 30-70 year old woman demographic, and to develop additional cosmetic products. These 3 products are currently the only ones we have created, but we intend to develop additional products as our customers increase.

Our business plan focuses on providing lower cost alternatives for cosmetics. We believe we will be able to maintain lower costs because we buy unmixed, concentrated bases and mix them with purified water and fragrance oils. Once mixed, we package and ship the finished product directly to the consumer. Using this method we can produce 200 one ounce jars of cosmetics for approximately $200 and we expect to sell each jar at approximately $20 each. We also maintain, as a reserve supply, unmixed cosmetic base and fragrance which can be mixed quickly to enable us to meet unexpected increases in demand.

We have designed and will offer products that provide benefits similar to those currently on the market at a reduced price. Our reduced price results from our low overhead and Internet marketing strategy. In July 2005, we subscribed to Ebay, Inc., which allows us to post our products for sale online on Ebay's website. For this service, we pay a subscription fee of $7.76 for the first month, and $15.95 for each month thereafter. Additionally, we are required to pay a listing fee each month of $0.02 per item. We must also pay to Ebay 8% of the closing price on each item we sell on their website.

Because we believe we will be able to sell cosmetics at a lower cost than our competitors, we believe we will be able to compete on a low-cost basis against established cosmetic companies with familiar brand names. In addition, we believe that by utilizing Ebay as a marketing and distribution channel, we can establish brand recognition and repeat customers within the growing Ebay subscriber community. We hope that once our brand becomes recognized among Ebay subscribers, such brand recognition will carry forward in non-Internet based distribution channels.

We also believe our policy against animal testing will appeal to much of our target market. Our products are manufactured from commonly-available ingredients offered from a variety of suppliers.

We have developed an under-eye cream that is designed to reduce the signs of aging, such as lines and puffiness. The cream is manufactured and packaged in our corporate headquarters, and sold in 1 ounce jars for $24.95. The product is currently available on our website. We conducted an informal survey of ten women between the ages of 30 and 55. We gave free samples of our under-eye cream to women who worked in the local area in banks, supermarkets, and malls. After thirty days of product use, we followed up with the women in our survey and asked them if they noticed any diminution of lines and puffiness around the eyes. All ten of the women surveyed claimed to notice a reduction in the appearance of lines and puffiness around the eyes. None of the women in our survey had any relationship with us, our officers, or our shareholders. We believe this product will be successful due to the increasing age of the populous "baby boomer" generation, who may develop interest in products that reduce the signs of aging.

We have also developed an Unscented as well as a Scented (Strawberry/Vanilla) Body Cream that conditions and beautifies one's skin. The creams are meant to be applied daily as needed. Those who have sampled both the scented and unscented body creams were also informally surveyed and indicated that use of the product moisturized and improved the texture of the skin. (Both surveys were done by our officers. We do not make any representations as to the adequacy of the survey process nor the statistical adequacy of the methods employed in our sampling.) These creams do not focus on a particular age bracket but rather are designed for use by women and possibly men of all ages.

To develop our products, we buy semi-mixed cream from our wholesaler for a little under $8.00 per unit and mix it with purified water. This gives us a rich creamy base to add the cosmetics grade fragrances for our scented creams or vitamin A and D for our under-eye cream. After we buy the ingredients from the wholesaler and pay shipping charges the total cost is approximately $20 per unit. The mixture unit produces 20 to 22 ounces of product. These products are each sold on our website in 1 ounce jars. The unscented version is sold for $19.95; the scented: $21.95. Both the unscented and scented versions of our Body Cream are available for sale on our website. Dawn Landry has learned how to manufacture our products through independent research and self-study. She has acquired further guidance with regard to mixing cosmetics from publications that provide suggested techniques, common ingredients, and general cosmetic theory. The ingredients and techonolgy used in the manufacture of our products are not unique.

Currently our business plan anticipates strong profit margins per unit sold due to our low manufacturing costs. This margin will be diminished once our advertising expenditures increase. To date, we have not sold any of our product units.

Government Regulation

The two main laws pertaining to cosmetics marketed in the United States, and applicable to our business operations, are the Federal Food, Drug, and Cosmetic Act (FDCA) and the Fair Packaging and Labeling Act (FPLA). Violations of these laws would subject us to regulatory action.

The FDCA prohibits the marketing of adulterated or misbranded cosmetics in interstate commerce. Under the FDCA, a cosmetic is adulterated if:

     o "it bears or contains any poisonous or deleterious substance which may render it injurious to users under the conditions of use prescribed in the labeling thereof, or under conditions of use as are customary and usual" [with an exception made for hair dyes];

     o "it consists in whole or in part of any filthy putrid, or decomposed substance";

     o "it has been prepared, packed, or held under insanitary conditions whereby it may have become contaminated with filth, or whereby it may have been rendered injurious to health";

     o "its container is composed, in whole or in part, of any poisonous or deleterious substance which may render the contents injurious to health"; or

     o except for hair dyes, "it is, or it bears or contains, a color additive which is unsafe within the meaning of section 721(a)" of the FD&C Act. (FD&C Act, sec. 601)

Under the FDCA, a cosmetic is misbranded if:

     o    "its labeling is false or misleading in any particular";

     o    its label does not include all required information;

     o    the required information is not adequately prominent and conspicuous;

     o    "its container is so made, formed, or filled as to be misleading";

     o it is a color additive, other than a hair dye, that does not conform to applicable regulations issued under section 721 of the FD&C Act; and

     o "its packaging or labeling is in violation of an applicable regulation issued pursuant to section 3 or 4 of the Poison Prevention Packaging Act of 1970." (FD&C Act, sec. 602)

In addition, under the authority of the FPLA, FDA requires an ingredient declaration to enable consumers to make informed purchasing decisions.

The FDA's legal authority over cosmetics is different from other products regulated by the agency, such as drugs, biologics, and medical devices. Cosmetic products and ingredients are not subject to FDA pre-market approval authority, with the exception of color additives. However, FDA may pursue enforcement action against violative products, or against firms or individuals who violate the law.

Recalls of cosmetics are voluntary actions taken by manufacturers or distributors to remove from the marketplace products that represent a hazard or gross deception, or that are somehow defective. FDA categorizes a firm's action as a recall (as opposed to a market withdrawal) when it determines that the product hazard or defect represents a violation of the FD&C Act.

The FDA is not authorized to require recalls of cosmetics, but does monitor companies that conduct a product recall and may request a product recall if the firm is not willing to remove dangerous products from the market without FDA's written request.

FDA may take regulatory action if it has information to support that a cosmetic is adulterated or misbranded. The agency can pursue action through the Department of Justice in the federal court system to remove adulterated and misbranded cosmetics from the market. To prevent further shipment of an adulterated or misbranded product, the agency may request a federal district court to issue a restraining order against the manufacturer or distributor of the violative cosmetic. Violative cosmetics may be subject to seizure. FDA also may initiate criminal action against a person violating the law.

Marketing/Distribution

Initially we will market our products exclusively through the Internet. We have arranged to participate in a live interview(s) on an Internet radio show listed at http://cfrn.net/ (The Christian Financial Radio Network). We have completed a beta web site and intend to submit the URL address to major search engines such as Yahoo!(yahoo.com), Google (google.com), and MSN (msn.com). Submitting our URL address to such major search engines will better enable potential customers to discover our website and products which in turn should help us build a larger market for our cosmetics. We have secured the domain name www.elitecosmetics.net, which is now operational.

Our web page provides a link to Ebay.com, where our products can be purchased. We will distribute our products in this manner until we are able develop more comprehensive means of distribution. Once we achieve substantial sales and brand recognition through Ebay and our web page, we intend to market and distribute our products through other channels such as over-the-counter cosmetic vendors and traditional "brick-and-mortar" locations. We expect that such expansion will not occur for at least two years and we have not yet devised a strategy on how to implement this line of distribution.

Competition

Our primary competition derives from other online cosmetics companies. There are approximately 50 to 60 major online cosmetics websites, and several hundred sites overall. Based on our analysis, we are a comparatively smaller company with respect to sales volume and capital within this industry. Presently the market is very segmented with clinique.com widely considered a industry leader. Other larger competitors include marykay.com, maccosmetics.com, and benefitcosmetics.com, and their respective parent companies. Competitors who already have an established market share will, therefore, be in a better competitive position than us. We hope to offset or at least lessen the effects of any such competitive advantages by offering products that are superior or similar in quality but lower in price and by launching an effective marketing campaign.

Employees

As of January 30, 2006, we have one full-time employee.

Dawn Landry assists us on a volunteer basis in an administrative role. We also rely on her to mix our cosmetics. We do not plan to, nor does she expect, payment for work that she has performed to date. Furthermore, there are currently no future plans to compensate her for her services.

Mrs. Landry has informally studied cosmetology through independent research and self-study. She has examined various publications related to cosmetology techniques, ingredients, and theory. She has not been formally trained by any certified cosmetology institute. She is also in charge of ordering cosmetics that come semi-mixed, to which she adds purified water and cosmetics grade fragrance. Since we have not yet recorded any profits Dawn Landry does not get paid for this service.

We anticipate additional hires once we have generated enough revenue to cover salary expenses.

Intellectual Property

On March 28, 2005, we applied for registration of the trademark "Elite Cosmetics." Our trademark application is currently pending.

ITEM 2. DESCRIPTION OF PROPERTY

Our property consists of 300 square feet of office space within Mr. Landry's home at 107 St. Patrick, Donaldsonville, LA 70346. We sublease such space for no charge from Glen Landry, and we currently have no written agreement with Mr. Landry, our sole officer and director. We do not expect to enter into a written agreement with Mr. Landry. We use Mr. Landry's Internet service and computers to take orders, we use his home phone and cell phone to make calls, his dining room to mix and pack cosmetics, his office to store our supplies and his car to ship our products to the post office. We have ample space to take orders, mix, pack, store, and ship our products. Currently, this space is sufficient to meet our needs; however, if we expand our business to a significant degree, we will have to find a larger space. Because our business is Internet based, the City of Donaldsonville's zoning regulations do not require us to apply for a small business license or a loading zone license.

ITEM 3. LEGAL PROCEEDINGS

There are currently no legal actions pending against us nor, to our knowledge, are any such proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

Our common stock is not currently traded on any stock exchange duly authorized and regulated by foreign or domestic law. There is no current public trading market for our shares of common stock. After this Registration Statement becomes effective, we intend to apply for a quotation on the OTC Bulletin Board. While we intend to take needed action to qualify our common shares for quotation on the OTC Bulletin Board, there is no assurance that we can satisfy the current listing standards.

Holders of Our Common Stock

As of January 30, 2006, we have 36 shareholders holding an aggregate of 28,870,000 shares of our common stock. As of January 30, 2006, we have no options outstanding convertible into shares of our common stock.

Rule 144 Shares

As of August 19, 2005, 100,000 shares owned by Mr. Glen Landry became available for resale to the public and in accordance with the volume and trading limitations of Rule 144 of the Act. After March 2006, the 28,400,000 shares issued to Mr. Glen Landry for services will become available for resale to the public and in accordance with the volume and trading limitations of Rule 144 of the Act. After May 2006, the 370,000 shares held by the shareholders who purchased their shares in the Regulation D 506 offering by us will become available for resale to the public and in accordance with the volume and trading limitations of Rule 144 of the Act.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed 1% of the number of shares of the company's common stock then outstanding which, in our case, would equal approximately 28,870,000 shares as of the date of this prospectus.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company. Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our consolidated financial statements and notes thereto.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Plan of Operations
------------------

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

     o    Prepare  and  execute  a  marketing  plan to  increase  our  sales  of cosmetics. We presently have a web page listed at www.elitecosmetics.net with 3 products on it. Within thirty to sixty days, we intend to develop a comprehensive marketing plan through the efforts of our president Mr. Landry. However, if we are operating at a profit, we will consider hiring a consultant to expand and improve on our marketing plan. Although we expected to spend approximately $10,000 on marketing in the fourth quarter of 2005, primarily in the areas of advertising and sponsored links through Google, Yahoo, and other similar targeted keyword programs, we expect to make such expenditure in the second quarter of 2006. We also anticipate advertising on internet radio web pages such as http://cfrn.net/, http://ibcradio.com/, and others. Although we currently do not have enough cash to satisfy this objective, our President and CEO Glen Landry has agreed to loan us the money.

     o In ninety days we anticipate implementing a major upgrade to the www.elitecosmetics.net website. We have already had some initial discussions with several programmers about enhancements that can be made to the website such as selling our cosmetics directly through our web page, as oppose to distributing our product via Ebay. Such an upgrade would cost approximately $2,000 to $2,500, and would be paid out of the funds raised in our private placement.

     o In the second quarter of 2006, we intend to develop additional cosmetics, such as lip plumpers and lip gloss through the efforts of Mr. Landry and his wife. We hope to launch several other websites as well. With the help of web programmers, we believe we can launch one to three additional websites within six to nine months for a cost of $5,000 to $10,000. We will work to enter into negotiations with other companies such as Wal-Mart, K-Mark, Walgreens, and so on. To date, we have not entered into any discussions with such vendors.

     o By the midpoint of 2006 we will make efforts to form partnership programs, where we will sell our cosmetics at a wholesale price to larger corporations, who in turn will distribute our products to their customers. However, we have not yet entered into any negotiations regarding such programs.

     o By the midpoint of 2006 we intend to hire a cosmetologist to assist in the development of more cosmetics. We anticipate paying either an annual salary, or hourly fee to a dedicated cosmetologist based upon the workload required.

     o By the midpoint of 2006 we anticipate establishing a mailing list of loyal customers and over the counter cosmetic vendors.

Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. We will need a minimum of $100,000 to commence our planned operations and an additional $200,000 to execute our business plan over the next twelve months. We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months to maintain our operations. Over the next twelve months we expect to spend $55,000 for marketing and advertising expenses such as acquiring billboards and on-line advertising on websites such as Ebay, Yahoo!, MSN, and Cox.net. Additionally, $40,000 will be allocated for professional fees such as accounting fees, filing fees, and legal fees. We will also require $50,000 for office supplies, computer upgrades, and cosmetics supplies. We anticipate that $55,000 will be necessary for costs related to website development, hosting, search engine submission, and ongoing maintenance. We expect to allocate $100,000 to working capital and for product research and development. In the event that we are unable to raise an amount necessary to cover all of the aforementioned uses, we anticipate our expenditures related to advertising, supplies, research and development, and working capital will vary accordingly.

Glen Landry, our sole officer, director and principal shareholder has agreed to provide financing to us in the future until we are able to receive additional funding. Mr. Landry has agreed to loan to us an additional amount of $20,000, in addition to the current loan of $36,118, to cover our costs for our operations until additional funds become available. There is no formal agreement between us and Mr. Landry and the loans have been made on an interest-free, due on demand basis. We recorded an in-kind interest expense using an interest rate of 3%. Although Mr. Landry has assured us that he will cover the costs of operations, we have no legal recourse if he fails to do so. Once this prospectus has been declared effective, we will attempt to raise additional funds though either debt or equity financing.

As of October 31, 2005, we have borrowed $36,118 from our president Glen Landry to cover our legal and accounting expenses, to purchase the ingredients for our products, and for general working capital as well as for marketing purposes.

We have had no revenues from our inception until the year ended October 31, 2005.

Liquidity and Capital Resources
-------------------------------

Our audited balance sheet as of October 31, 2005 reflects assets of $13,494 consisting of cash of $12,919 and pre-paid expenses of $575 and total liabilities of $37,685 consisting of loans payable of $36,118, accrued payroll taxes of $912 and accounts payable of $655.

As of October 31, 2005, we have borrowed $36,118 from our president Glen Landry to cover our legal and accounting expenses, to purchase the ingredients for our products, and for general working capital as well as for marketing purposes.

Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to implement and expand our business plan.

Going Concern Consideration
---------------------------

As reflected in the accompanying financial statements, we are in the development stage with no revenues. This raises substantial doubt about our ability to continue as a going concern. Our ability of the Company to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Critical Accounting Policies
----------------------------

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7. FINANCIAL STATEMENTS







                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2005

                             ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS


PAGES      1 - 2      REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE         3        BALANCE SHEET AS OF OCTOBER 31, 2005

PAGE         4        STATEMENTS  OF OPERATIONS  FOR THE YEAR ENDED  OCTOBER 31, 2005,  FOR THE PERIOD FROM
                      AUGUST 19,  2004  (INCEPTION)  TO OCTOBER 31, 2004 AND FOR THE PERIOD FROM AUGUST 19,
                      2004 (INCEPTION) TO OCTOBER 31, 2005

PAGES        5        STATEMENT OF CHANGES IN STOCKHOLDERS'  DEFICIENCY FOR THE PERIOD FROM AUGUST 19, 2004
                      (INCEPTION) TO OCTOBER 31, 2005

PAGE         6        STATEMENTS  OF CASH FLOWS FOR THE YEAR ENDED  OCTOBER 31,  2005,  FOR THE PERIOD FROM
                      AUGUST 19,  2004  (INCEPTION)  TO OCTOBER 31, 2004 AND FOR THE PERIOD FROM AUGUST 19,
                      2004 (INCEPTION) TO OCTOBER 31, 2005

PAGES      7 - 9      NOTES TO FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors of:
Elite Cosmetics, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Elite Cosmetics, Inc. (a development stage company) as of October 31, 2005 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended October 31, 2005, for the period from August 19, 2004 (inception) to October 31, 2004 and for the period from August 19, 2004 (inception) to October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Elite Cosmetics, Inc. (a development stage company) as of October 31, 2005 and the consolidated results of its operations and its cash flows for the year ended October 31, 2005, for the period from August 19, 2004 (inception) to October 31, 2004 and for the period from August 19, 2004 (inception) to October 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage with no revenues, has negative cash flows from operations of $34,299, a working capital deficiency of $24,191 and has an accumulated deficit during the development stage of $888,683. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in
Note 6. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.

Boynton Beach, Florida
January 17, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To The Board of Directors
Edmonds 4, Inc.
(a development stage company)


We have audited the accompanying balance sheet of Edmonds 4, Inc. (a development stage company), as of October 31, 2004, and the related statement of operations, equity and cash flows from inception (August 19, 2004) through October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edmonds 4, Inc. (a development stage company), as of October 31, 2004, and the results of its operations and its cash flows from inception (August 19, 2004) through October 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet commenced operations, raised capital or implemented a plan of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Gately & Associates, LLC
Certified Public Accountants
1248 Woodridge Court
Altamonte Springs, FL 32714
Tel 407-341-6942 Fax 407-540-9612
November 29, 2004

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF OCTOBER 31, 2005
                             ----------------------


                               ASSETS
                               ------

CURRENT ASSETS
  Cash                                                           $       12,919

  Inventories, net                                                            0
  Prepaid expense                                                           575
                                                                 ---------------

TOTAL ASSETS                                                     $       13,494
                                                                 ===============

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
             ------------------------------------------

CURRENT LIABILITIES
  Accounts payable                                               $          655
  Accrued payroll taxes                                                     912
  Loan payable - related party                                           36,118
                                                                 ---------------

TOTAL CURRENT LIABILITIES                                                37,685
                                                                 ---------------

COMMITMENTS AND CONTINGENCIES                                                 -

STOCKHOLDERS' DEFICIENCY
  Common stock, $0.0001 par value, 100,000,000
  shares authorized, 28,870,000 shares issued and
    outstanding                                                           2,887
  Additional paid in capital                                            861,605
  Accumulated deficit during development stage                         (888,683)
                                                                 ---------------
        Total Stockholders' Deficiency                                  (24,191)
                                                                 ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $       13,494
                                                                 ===============


                 See accompanying notes to financial statements.

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                          For The Year         For The Period From        For The Period From
                                                                                 August 19, 2004            August 19, 2004
                                                          Ended October           (Inception) To             (Inception) To
                                                            31, 2005             October 31, 2004           October 31, 2005
                                                        ------------------     ---------------------      ---------------------
 REVENUES                                               $               -      $                  -       $                  -

 COST OF SALES                                                        548                         -                        548
                                                        ------------------     ---------------------      ---------------------

 GROSS LOSS                                                          (548)                        -                       (548)

 OPERATING EXPENSES
   Professional fees                                               28,147                       500                     28,647
   Stock issued for services                                      852,383                       100                    852,483
   General and administrative                                       6,463                         -                      6,463
                                                        ------------------     ---------------------      ---------------------
         Total Operating Expenses                                 886,993                       600                    887,593
                                                        ------------------     ---------------------      ---------------------

 LOSS FROM OPERATIONS                                            (887,541)                     (600)                  (888,141)

 OTHER EXPENSE
    Interest expense                                                 (542)                        -                       (542)
                                                        ------------------     ---------------------      ---------------------
         Total Other Expense                                         (542)                        -                       (542)
                                                        ------------------     ---------------------      ---------------------

 NET LOSS                                               $        (888,083)     $               (600)      $           (888,683)
                                                        ==================     =====================      =====================

  Net loss per share - basic and diluted                $            (.05)     $               (.01)      $               (.07)
                                                        ==================     =====================      =====================

 Weighted average number of shares outstanding
  during the period - basic and diluted                        16,356,703                   100,000                 13,610,137
                                                        ==================     =====================      =====================

                 See accompanying notes to financial statements.

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM AUGUST 19, 2004 (INCEPTION) TO OCTOBER 31, 2005
       -------------------------------------------------------------------


                                                      Common Stock                                 Accumulated
                                                                                 Additional       Deficit During
                                                                                  Paid-In          Development
                                                 Shares             Amount        Capital             Stage              Total
                                             ----------------  --------------  ---------------  ------------------   --------------
Stock issued on acceptance of
 incorporation expenses August 19, 2004              100,000   $          10   $           90   $               -    $         100

Net loss                                                   -               -                -                (600)            (600)
                                             ----------------  --------------  ---------------  ------------------   --------------

Balance, October 31, 2004                            100,000              10               90                (600)            (500)

Stock issued for cash                                370,000              37           11,063                   -           11,100

Stock issued for services                         28,400,000           2,840          849,160                   -          852,000

In-kind contribution                                       -               -            1,292                   -            1,292

Net loss                                                   -               -                -            (888,083)        (888,083)
                                             ----------------     -----------  ---------------  ------------------   --------------

Balance, October 31, 2005                         28,870,000   $       2,887   $      861,605   $        (888,683)   $     (24,191)
                                             ================  ==============  ===============  ==================   ==============

                 See accompanying notes to financial statements.

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                             For The Year        For The Period From         For The Period
                                                                                                                  From
                                                                                   August 19, 2004          August 19, 2004
                                                            Ended October          (Inception) To            (Inception) To
                                                               31, 2005           October 31, 2004          October 31, 2005
                                                           -----------------     --------------------      -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $       (888,083)     $              (600)      $         (888,683)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock issued for services                                      852,000                      100                  852,100
     In-kind contribution                                             1,292                        -                    1,292
       Inventory reserve
                                                                        363                        -                      363
   Change in operating assets and liabilities:
    (Increase) decrease in:
     Inventories                                                       (363)                                             (363)
     Prepaid expenses                                                  (575)                       -                     (575)
    Increase (decrease) in:
     Accounts payable                                                   155                      500                      655
     Accrued payroll                                                    912                        -                      912
                                                           -----------------     --------------------      -------------------
       Net Cash Used In Operating Activities                        (34,299)                       -                  (34,299)
                                                           -----------------     --------------------      -------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                            11,100                        -                   11,100
   Proceeds from loan payable - related party                        36,118                        -                   36,118
                                                           -----------------     --------------------      -------------------
       Net Cash Used In Financing Activities                         47,218                        -                   47,218
                                                           -----------------     --------------------

 NET INCREASE IN CASH                                                12,919                        -                   12,919

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           -                        -                        -
                                                           -----------------     --------------------      -------------------

 CASH AND CASH EQUIVALENTS AT END OF YEAR                  $         12,919      $                 -       $           12,919
                                                           =================     ====================      ===================


                 See accompanying notes to financial statements.

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         AS OF OCTOBER 31, 2005 AND 2004


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
       -----------------------------------------------------------

     (A) Organization
     ----------------

     Elite Cosmetics, Inc., f/k/a Edmonds 4, Inc. (the "Company"), (a development stage company), was incorporated in the state of Delaware on August 19, 2004 and has elected a fiscal year-end of October 31. The Company plans to market a line of women's cosmetics. The Company intends to market its products directly to consumers through a variety of direct market channels. Activities during the development stage include developing the corporate infrastructure, implementing the business plan and raising capital.

     (B) Use of Estimates
     --------------------

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

     (C) Cash and Cash Equivalents
     -----------------------------

     The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

     (D) Inventories
     ---------------

     The Company's inventories are stated at the lower of cost or market value, cost being determined on a first-in, first-out method. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand and product expiration dates.

     (E) Loss Per Share
     ------------------

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of October 31, 2005 and 2004, there were no common share equivalents outstanding.

     (F) Revenue
     -----------

     The Company recognizes revenue from the sale of cosmetic products at the time title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss, net of estimated provisions for returns, rebates and sales allowances.

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         AS OF OCTOBER 31, 2005 AND 2004


     (G) Advertising
     ----------------
     Advertising costs are expensed as incurred. Advertising expense totaled $381 and $0 for the year ended October 31, 2005 and for the period ended October 31, 2004.

     (H) Business Segments
     ---------------------

     The Company operates in one segment and therefore segment information is not presented.

     (I) Income Taxes
     ----------------

     The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, the Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities. As of October 31, 2005, the Company has a net operating loss carryforward of $41,083 available to offset future taxable income through 2025. The valuation allowance at October 31, 2005 was $6,252. The increase in the valuation allowance for the year ended October 31, 2005 was $6,162.

     (J) Stock-Based Compensation
     -----------------------------

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

     (K) Concentrations of Credit Risk
     ---------------------------------

     Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         AS OF OCTOBER 31, 2005 AND 2004


     (L) Recent Accounting Pronouncements
     ------------------------------------
     Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3"; SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"; SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67"; SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29"; and SFAS No. 123 (revised 2004), "Share-Based Payment", do not have applicability to the Company's operations nor any impact on the Company's financial statements.

NOTE 2 INVENTORIES
       -----------

     Inventories at October 31, 2005 consisted of the following:

     Raw materials                                $          119
     Finished products                                       244
                                                  ---------------
                                                             363
     Less provision of obsolescence                          363
                                                  ---------------
                                                  $            -
                                                  ===============

     During the year ended October 31, 2005, the Company recognized an impairment of $363 related to slow moving inventory.

NOTE 3 STOCKHOLDERS' EQUITY
       --------------------

     (A) Common Stock Issued for Cash
     --------------------------------

     During April 2005, the Company issued 150,000 shares of common stock to individuals for cash of $4,500 ($0.03 per share).

     During May 2005, the Company issued 220,000 shares of common stock to individuals for cash of $6,600 ($0.03 per share).

     (B) Stock Issued for Services
     -----------------------------

     During 2004, the Company issued 100,000 shares of common stock to its founder for payment of $100 in expenses ($0.0001 per share).

     During 2005, the Company issued 28,400,000 shares of common stock to its principal stockholder for services valued at $852,000 based on recent cash offering prices ($0.03 per share) (See Note 4).

                              ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         AS OF OCTOBER 31, 2005 AND 2004


     (C) In-Kind Contribution
     ------------------------

     During 2005, the Company recorded $542 of in-kind interest expense on a loan by the Company's principal stockholder.

     During 2005, the stockholder of the Company paid $750 of operating expenses on behalf of the Company (See Note 4).

NOTE 4 RELATED PARTY TRANSACTIONS
       --------------------------

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

NOTE 5 LOAN PAYABLE - STOCKHOLDER
       --------------------------

     During 2005, the Company's principal stockholder loaned $36,118 to the Company on an interest-free, due on demand basis. The Company recorded an in-kind interest expense using an interest rate of 3%.

NOTE 6 GOING CONCERN
       -------------

     As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has negative cash flows from operations of $34,299, a working capital deficiency of $24,191 and has an accumulated deficit during the development stage of $888,683. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 8, 2005, Gately & Associates, LLC ("Gately & Associates") was dismissed as independent auditor for the Company. On June 8, 2005, the Company engaged Webb & Company, P.A. ("Webb") as its principal independent accountant. This decision to engage Webb was ratified by the majority approval of the Board of Directors of the Company.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Glen Landry, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation
Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth, as of January 30, 2006, the names and ages of all of our directors and executive officers; and all positions and offices held. The director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

  Name                       Age             Position
  ----                       ---             --------
  Glen Landry                35              President,
                                             Chief Executive Officer,
                                             Chief Financial Officer,
                                             Chief Accounting Officer, and
                                             Chairman of the Board of Directors
Family Relationships

No family relationship has ever existed between any director, executive officer of the company, or any person contemplated to become such.

Business Experience

The following summarizes the occupation and business experience during the past ten years for our officers and directors:

Glen Landry, President, Chief Executive Officer and Chairman of the Board of Directors

Glen Landry is our founder and currently serves as our President, Chief Executive Officer, and Chief Financial Officer as well as our Chairman of the Board of Directors. In 1994 he commenced employment with Elmwood Marine, LLC a subsidiary of American Electric Power Company, Inc. (AEP). Elmwood Marine, LLC is a barge repair and cleaning facility located on the Mississippi River in Convent, Louisiana. Mr. Landry has been employed with Elmwood Marine as a manager and supervisor for the Company. His responsibilities include enforcing and ensuring compliance with safety precautions, surveying and inspecting barges and barge wing tanks, overseeing daily operations of employees and performing quality control checks. Mr. Landry works 40 hours per week at Elmwood Marine. Mr. Landry currently spends approximately 35 hours per week on our business. However, Mr. Landry intends to resign from Elmwood Marine once we begin generating a profit so that he can devote 40 hours per week to the Company.

Certain Legal Proceedings

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) of the Exchange Act We have filed a Form 5 for the year ending October 31, 2005.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Audit Committee Financial Expert

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management's belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

ITEM 10. EXECUTIVE COMPENSATION

None of the members of the Board of Directors or members of the management team presently have employment agreements with us. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until October 31, 2005.


                              ANNUAL COMPENSATION                                         LONG TERM COMPENSATION

                                                  OTHER ANNUAL    RESTRICTED OPTION                 LTIP           ALL OTHER
NAME     TITLE        YEAR   SALARY      BONUS    COMPENSATION    STOCKS/PAYOUTS        SARS ($)    COMPENSATION   COMPENSATION
----     -----        ----   ------      -----    ------------    --------------------------------  ------------   ------------
Glen     President,   2005   $00.00(1)   0        0               28,400,000 shares of
Landry   CEO, and                                                 common stock (2)
         Chairman

(1) We currently do not pay our sole officer and director for his services. We anticipate providing an annual salary for him as soon as we have generated a profit of at least $100,000. Because Mr. Landry is the sole officer and director, he will set his own salary at that time.

(2) In March 2005, we issued 28,400,000 shares of common stock to Glen Landry for services valued at $852,000 based on recent cash offering prices ($0.03 per share).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name of Beneficial Owner (2)   Number of Total Shares      Percent of class(1)
----------------------------   ----------------------      ------------------
Glen Landry                    28,500,000                  99%

All executive officers         28,500,000                  99%
and directors as a group


     (1) Based on 28,870,000 shares of common stock issued and outstanding as of January 30, 2006.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We will present all possible transactions between us and our officers, directors or 5% stockholders, and our affiliates to the board of directors for our consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties.

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

     (A)  Any of our directors or officers;
     (B)  Any proposed nominee for election as our director;
     (C) Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our Common Stock; or
     (D) Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. Financial statements; see index to financial statements and schedules In Item 7 herein.
     2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.
     3. Exhibits: The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.


          EXHIBIT INDEX

          3.1  Articles of Incorporation (1)

          3.3  By-laws (1)

               (1) Incorporated by reference to our Form SB-2 filed on July 18, 2005.


          14   Code of Ethics

(b)  Reports of Form 8-K filed in fourth quarter of the fiscal year:

       We did not file a Form 8-K during the fourth quarter of the fiscal year.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended October 31st, 2005, we were billed approximately $3055.00 for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company's fiscal year ended October 31st, 2005, we did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended October 31st, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                              ELITE COSMETICS, INC.

                                              By: /s/ Glen Landry
                                              -------------------
                                              Glen Landry
                                              President, Secretary and Director


Dated: January 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                            DATE
-----                               -----                            ----

/s/ Glen Landry       President, Secretary and Director        January 30, 2006
----------------
Glen Landry

                              ELITE COSMETICS, INC.
                            FINANCIAL CODE OF ETHICS

As a public company, it is of critical importance that Elite Cosmetics, Inc. ("Elite Cosmetics") filings with the Securities and Exchange Commission be accurate and timely. Depending on their position with Elite Cosmetics, employees may be called upon to provide information to assure that Elite Cosmetics' public reports are complete, fair, and understandable. Elite Cosmetics expects all of its employees to take this responsibility seriously and to provide prompt and accurate answers to inquiries related to Elite Cosmetics' public disclosure requirements.

Elite Cosmetics' Finance Department bears a special responsibility for promoting integrity throughout Elite Cosmetics, with responsibilities to stakeholders both inside and outside of Elite Cosmetics. The Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Finance Department personnel have a special role both to adhere to the principles of integrity and also to ensure that a culture exists throughout Elite Cosmetics as a whole that ensures the fair and timely reporting of Elite Cosmetics' financial results and conditions. Because of this special role, the CEO, CFO, and all members of Elite Cosmetics' Finance Department are bound by Elite Cosmetics' Financial Code of Ethics, and by accepting the Financial Code of Ethics, each agrees that they will:

- Act with honesty and integrity, avoiding actual or actual conflicts of interest in personal and professional relationships.

- Provide information that is accurate, complete, objective, relevant, timely and understandable to ensure full, fair, accurate, timely, and understandable disclosure in the reports and documents that Elite Cosmetics files with, or submits to, government agencies and in other public communications.

- Comply with the rules and regulations of federal, state and local governments, and other appropriate private and public regulatory agencies.

- Act in good faith, responsibly, with due care, competence and diligence without misrepresenting material facts or allowing one's independent judgment to be subordinated.

- Respect the confidentiality of information acquired in the course of one's work, except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of one's work will not be used for personal advantage.

-    Share  job  knowledge  and  maintain  skills   important  and  relevant  to
     stakeholders needs.

- Proactively promote and be an example of ethical behavior as responsible partner among peers, in the work environment and in the community.

- Achieve responsible use of, and control over, all Elite Cosmetics assets and resources employed by, or entrusted to yourself, and your department.

- Receive the full and active support and cooperation of Elite Cosmetics' Officers, Sr. Staff, and all employees in the adherence to this Financial Code of Ethics.

- Promptly report to the CEO or CFO any conduct believed to be in violation of law or business ethics or in violation of any provision of this Code of Ethics, including any transaction or relationship that reasonably could be expected to give rise to such a conflict. Further, to promptly report to the Chair of Elite Cosmetics' Audit Committee such conduct if by the CEO or CFO or if they fail to correct such conduct by others in a reasonable period of time.