Form 10QSB
period 2006-01-31
Elite Cosmetics, Inc
filed 2006-03-17
CIK 1309055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended January 31, 2006
                                       or

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the transition period from ______to______.

                        Commission file number 000-105778

                             X AND O COSMETICS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                        68-0605151
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


                            107 St. Patrick's Street
                         Donaldsonville, Louisiana 70346
                    (Address of principal executive offices)

                                 (225) 473-7578
              (Registrant's telephone number, including area code)

                              Elite Cosmetics, Inc.
                            107 St. Patrick's Street
                         Donaldsonville, Louisiana 70346
               -------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No|X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No|X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 15, 2006, 28,870,000 shares of common stock.

                             X AND O COSMETICS, INC.

                              FINANCIAL STATEMENTS


                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................4

Item 2.  Management's Discussion and Analysis of Financial Condition.....13

Item 3.  Control and Procedures..........................................15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................16

Item 2.  Changes in Securities...........................................16

Item 3.  Defaults Upon Senior Securities.................................16

Item 4.  Submission of Matters to a Vote of Security Holders.............16

Item 5.  Other Information...............................................16

Item 6.  Exhibits and Reports on Form 8-K................................16


SIGNATURE................................................................17

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Information

Basis of Presentation
---------------------

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended January 31, 2006 are not necessarily indicative of results that may be expected for the year ending October 31, 2006. The financial statements are presented on the accrual basis.

                             X and O Cosmetics, Inc.
                           f/k/a Elite Cosmetics, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                January 31, 2006
                                   (Unaudited)


                                     ASSETS

Current Assets
  Cash                                                                                            $            10,301
  Prepaid expense                                                                                                 230
                                                                                                  -------------------
Total Assets                                                                                      $            10,531
                                                                                                  ===================



                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable                                                                                $             2,603
  Loans payable - related party                                                                                36,118
                                                                                                  -------------------
Total Current Liabilities                                                                                      38,721
                                                                                                  -------------------

Commitments and Contingencies

Stockholders' Deficiency
  Common stock,  $0.0001 par value; 100,000,000 shares authorized,
    28,870,000 shares issued and outstanding                                                                    2,887
  Additional paid-in capital                                                                                  861,876
  Deficit accumulated during the development stage                                                           (892,953)

                                                                                                  -------------------
Total Stockholders' Deficiency                                                                                (28,190)
                                                                                                  -------------------

Total Liabilities and Stockholders' Deficiency                                                    $            10,531
                                                                                                  ===================

           See accompanying notes to condensed financial statements.

                             X and O Cosmetics, Inc.
                           f/k/a Elite Cosmetics, Inc.
                          (A Development Stage Company)
                            Statements of Operations
            For the Three Months Ended January 31, 2006 and 2005 and
       for the Period from August 19, 2004 (inception) to January 31, 2006
                                   (Unaudited)

                                                                                            August 19, 2004
                                                        Three Months Ended January 31,       (Inception) to
                                                          2006                2005          January 31, 2006
                                                   ------------------  -----------------   -------------------
Revenue                                            $                -  $               -   $                 -
                                                   ------------------  -----------------   -------------------

 Cost of Revenue                                                   86                  -                   634
                                                   ------------------  -----------------   -------------------

 Gross Loss                                                       (86)                 -                  (634)

Operating Expenses
Professional fees                                                 575                  -                29,222
Stock issued for services                                           -                  -               852,483
General and administrative                                      3,338                250                 9,801
                                                   ------------------  -----------------   -------------------
Total Operating Expenses                                        3,913                250               891,506
                                                   ------------------  -----------------   -------------------

Loss from Operations                                           (3,999)              (250)             (892,140)

Other Expense
Interest Expense                                                 (271)                 -                  (813)
                                                   ------------------  -----------------   -------------------
Total Other Expense                                              (271)                 -                  (813)
                                                   ------------------  -----------------   -------------------

Net Loss                                           $           (4,270) $            (250)  $          (892,953)
                                                   ==================  =================   ===================

Net Loss Per Share  - Basic and Diluted            $            (0.00) $           (0.00)  $             (0.05)
                                                   ==================  =================   ===================

Weighted average number of shares outstanding
  during the period - basic and diluted                    28,870,000            100,000            16,259,019
                                                   ==================  =================   ===================

           See accompanying notes to condensed financial statements.

                             X and O Cosmetics, Inc.
                           f/k/a Elite Cosmetics, Inc.
                          (A Development Stage Company)
                Statement of Changes in Stockholders' Deficiency
       For the period from August 19, 2004 (inception) to January 31, 2006
                                   (Unaudited)


                                                      Common stock                          Deficit
                                                    $.0001 Par Value                      accumulated
                                               ----------------------------   Additional    during          Total
                                                                               paid-in    development    Stockholder's
                                                     Shares          Amount    capital       stage        Deficiency
                                               -----------------------------------------------------------------------
Stock issued on acceptance of incorporation
expenses August 19, 2004                                100,000    $    10    $     90    $        -      $        100

 Net loss                                                     -          -           -          (600)             (600)
                                               -----------------------------------------------------------------------
                                                                                                                     -
 Balance, October 31, 2004                              100,000         10          90          (600)             (500)
                                                                                                                     -
 Stock issued for cash                                  370,000         37      11,063             -            11,100

 Stock issued for services                           28,400,000      2,840     849,160             -           852,000

 In-kind contribution                                         -          -       1,292             -             1,292

 Net loss                                                     -          -           -      (888,083)         (888,083)
                                               -----------------------------------------------------------------------

 Balance, October 31, 2005                           28,870,000      2,887     861,605      (888,683)          (24,191)

 In-kind contribution                                         -          -         271             -               271

 Net loss                                                     -          -           -        (4,270)           (4,270)
                                               -----------------------------------------------------------------------

Balance, January 31, 2006                            28,870,000      2,887     861,876      (892,953)          (28,190)
                                               =======================================================================

           See accompanying notes to condensed financial statements.

                             X and O Cosmetics, Inc.
                           f/k/a Elite Cosmetics, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
            For the Three Months Ended January 31, 2006 and 2005 and
       for the Period from August 19, 2004 (inception) to January 31, 2006
                                   (Unaudited)

                                                                                                                August 19, 2004
                                                                          Three Months Ended January 31,         (Inception) to
                                                                          2006                   2005          January 31, 2006
                                                                    --------------------   -------------------  --------------------
Cash Flows From Operating Activities:
Net Loss                                                            $             (4,270)  $              (250) $          (892,953)
  Adjustments to reconcile net loss to net cash used in operations
    Contributed services                                                             271                     -              852,371
    In-kind contribution                                                               -                     -                1,292
    Inventory reserve                                                                  -                     -                  363
  Changes in operating assets and liabilities:
     (Increase) Decrease in:
      Prepaid expenses                                                               345                     -                 (230)
      Inventory                                                                        -                     -                 (363)
     Increase (Decrease) in:
      Accounts payable                                                             1,948                   250                2,603
      Accrued expenses                                                              (912)                    -                    -
                                                                    --------------------   -------------------  --------------------
Net Cash Used In Operating Activities                                             (2,618)                    -              (36,917)
                                                                    --------------------   -------------------  --------------------

Cash Flows From Financing Activities:
Proceeds from issuance of common stock                                                 -                     -               11,100
Proceeds from loan payable - related party                                             -                     -               36,118
                                                                    --------------------   -------------------  --------------------
Net Cash Provided By Financing Activities                                              -                     -               47,218
                                                                    --------------------   -------------------  --------------------

Net Increase (Decrease) in Cash                                                   (2,618)                    -               10,301

Cash at Beginning of Period                                                       12,919                     -                    -
                                                                    --------------------   -------------------  --------------------

Cash at End of Period                                               $             10,301   $                 -  $            10,301
                                                                    ====================   ===================  ====================

Supplemental disclosure of cash flow information:

Cash paid for interest                                              $                  -   $                 -  $                 -
                                                                    ====================   ===================  ====================
Cash paid for taxes                                                 $                  -   $                 -  $                 -
                                                                    ====================   ===================  ====================

           See accompanying notes to condensed financial statements.

                             X AND O COSMETICS, INC.
                           F/K/A ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF JANUARY 31, 2006
                                   (UNAUDITED)





NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
--------------------------------------------------------------------

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

          During 2006, the Company changed its name from Elite Cosmetics, Inc. to X and O Cosmetics, Inc. to better reflect its current business operations.

          (B) Organization
          ----------------

          X and O Cosmetics, Inc. f/k/a Elite Cosmetics, Inc. (a development stage company) (the "Company") was incorporated in Delaware on August 19, 2004, and has elected a fiscal year end of October 31.

          The Company plans to market a line of women's' cosmetics. The Company intends to market its products directly to consumers through a variety of direct marketing channels.

          Activities  during  the  development  stage  include   developing  the
          corporate infrastructure, implementing the business plan, and raising capital.

          (C) Use of Estimates
          --------------------

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

                             X AND O COSMETICS, INC.
                           F/K/A ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF JANUARY 31, 2006
                                   (UNAUDITED)


          (D) Loss per Share
          ------------------

          Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of January 31, 2006 and 2005 and for the period from August 19, 2004 (inception) to January 31, 2006, respectively, there were no common share equivalents outstanding.

          (E) Inventories
          ---------------

          The Company's inventories are stated at the lower of cost or market value, cost being determined on a first-in, first-out method. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand and product expiration dates. The balance of inventory at January 31, 2006 was $0.

          (F) Revenue Recognition
          -----------------------

          The Company recognizes revenue from the sale of cosmetic products at the time title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss, net of estimated provisions for returns, rebates and sales allowances.

          (G) Advertising
          ---------------

          Advertising costs are expensed as incurred. Advertising expense totaled $345, $0 and $345 for the three months ended January 31, 2006 and 2005 and for the period from August 19, 2004 (inception) to January 31, 2006, respectively.

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

                             X AND O COSMETICS, INC.
                           F/K/A ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF JANUARY 31, 2006
                                   (UNAUDITED)



          (J) Stock-Based Compensation
          ----------------------------

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

          (K) Cash and Cash Equivalents
          -----------------------------

          The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

          (L) Stock-Based Compensation
          ----------------------------

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

          (M) Recent Accounting Pronouncements
          ------------------------------------

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

                             X AND O COSMETICS, INC.
                           F/K/A ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF JANUARY 31, 2006
                                   (UNAUDITED)



NOTE 2     INVENTORIES
------     -----------
           Inventories at January 31, 2006 consisted of the following:

           Raw materials                                            $       104
           Finished products                                                243
                                                                    -----------
           Less provision of obsolescence                                  (347)
                                                                    -----------
           Net                                                                -
                                                                    ===========

NOTE 3     STOCKHOLDERS' EQUITY
------     --------------------

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

          (C) In-Kind Contribution
          ------------------------

          During 2006 and 2005, the Company recorded $271 and $542, respectively of in-kind interest expense on a loan by the Company's principal stockholder.

          During 2005, the stockholder of the Company paid $750 of operating expenses on behalf of the Company (See Note 4).

                             X AND O COSMETICS, INC.
                           F/K/A ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF JANUARY 31, 2006
                                   (UNAUDITED)



NOTE 4    RELATED PARTY TRANSACTIONS
------    --------------------------

          A stockholder of the Company paid $750 of expenses on behalf of the Company from inception (See Note 3).

          During 2005, the Company issued 28,400,000 shares of common stock to its principal stockholder for services valued at $852,000 based on recent cash offering prices ($0.03 per share) (See Note 3).

          During 2005, the Company's principal stockholder loaned the Company $36,118 (See Note 5).

NOTE 5    LOAN PAYABLE - STOCKHOLDER
------    --------------------------

          During 2005, the Company's principal stockholder loaned $36,118 to the Company on an interest-free, due on demand basis. The Company recorded an in-kind interest expense using an interest rate of 3%. Interest expense for the three months ended January 31, 2006 and 2005 and for the period from August 19, 2004 (inception) to January 31, 2006 was $271, $0 and $542, respectively.

NOTE 6    GOING CONCERN
------    -------------

          As reflected in the accompanying unaudited financial statements, the Company is in the development stage with no operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2.  Management Discussion and Analysis or Plan of Operations

Plan of Operation
-----------------

On March 25, 2005 (the "Effective Date"), pursuant to the terms of a Stock Purchase Agreement, Glen Landry purchased 100,000 shares of our issued and outstanding common stock from Richard Neussler, the sole officer, director and shareholder of the Company. Glen Landry was appointed our President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors. As a result of this change in control, we have changed our business plan to the production of cosmetics and creams. Specifically we will begin the development and production of an under-eye cream as well as the development of other cosmetic products in the future. On April 8, 2005, we amended our Articles of Incorporation to change our name to Elite Cosmetics, Inc. On March 2, 2006, we amended our Articles of Incorporation to change our name to X and O Cosmetics, Inc.

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

Results of Operation
--------------------

We did not have any operating income from inception (August 19, 2004) through January 31, 2006 and during this period we recognized a net loss of $892,953. From inception through January 31, 2006, we have incurred operating expenses of $891,506. Of such amount, $852,483 was attributable to stock compensation paid to our sole officer and director; $29,222 was attributable to professional fees; and $9,801 was attributable to general and administrative expenses.

Liquidity and Capital Resources
-------------------------------

As of January 31, 2006, the Company had total assets of $10,531 consisting of $10,301 in cash and pre-paid expenses of $230. Total liabilities as of January 31, 2006 were $38,721 consisting of loans payable of $36,188 and accounts payable of $2,603.

As of January 31, 2006, we have borrowed $36,118 from our president Glen Landry to cover our legal and accounting expenses, to purchase the ingredients for our products, and for general working capital as well as for marketing purposes.

In April 2005, we conducted a private placement offering and issued 150,000 shares of common stock at a purchase price of $0.03 per share to individuals for total cash of $4,500.

As reflected in the accompanying financial statements, we are in the development stage with no operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Critical Accounting Policies
----------------------------

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

None

Item 3.   Defaults upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending January 31, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

None

Item 6.   Exhibits And Reports Of Form 8-K.

(a) Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                            ELITE COSMETICS, INC.
                                               (Registrant)


Date: March 15, 2006                        By: /s/ Glen Landry
                                            ---------------
                                            Glen Landry
                                            President, Chief Executive Officer,
                                            Chief Financial Officer and
                                            Chief Accounting Officer