Form 10QSB
period 2006-04-30
Elite Cosmetics, Inc
filed 2006-06-09
CIK 1309055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

|X|  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.

                  For the quarterly period ended April 30, 2006
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 8, 2006, 28,870,000 shares of common stock.

                             X AND O COSMETICS, INC.

                              FINANCIAL STATEMENTS


                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Control and Procedures


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


SIGNATURE

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Information

Basis of Presentation
---------------------

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended April 30, 2006 are not necessarily indicative of results that may be expected for the year ending October 31, 2006. The financial statements are presented on the accrual basis.

                             X and O Cosmetics, Inc.
                           f/k/a Elite Cosmetics, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                 April 30, 2006
                                   (Unaudited)

                                           ASSETS
                                          --------

Current Assets
  Cash                                                               $         4,233
                                                                     ---------------
Total Assets                                                         $         4,233
                                                                     ===============



                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                          -----------------------------------------

Current Liabilities
  Accounts payable                                                   $           618
  Loans payable - related party                                               40,000
                                                                     ---------------
Total Current Liabilities                                                     40,618
                                                                     ---------------

Commitments and Contingencies

Stockholders' Deficiency
  Common stock,  $0.0001 par value; 100,000,000 shares authorized,
    28,870,000 shares issued and outstanding                                   2,887
  Additional paid-in capital                                                 862,181
  Deficit accumulated during the development stage                          (901,453)
                                                                     ---------------
Total Stockholders' Deficiency                                               (36,385)
                                                                     ---------------

Total Liabilities and Stockholders' Deficiency                       $         4,233
                                                                     ===============

            See accompanying notes to unaudited financial statements

                             X and O Cosmetics, Inc.
                           f/k/a Elite Cosmetics, Inc.
                          (A Development Stage Company)
                            Statements of Operations
              For the Six Months Ended April 30, 2006 and 2005 and
        for the Period from August 19, 2004 (inception) to April 30, 2006
                                   (Unaudited)

                                                                                                               August 19, 2004
                                                 Three Months Ended April 30,    Six Months Ended April 30,    (Inception) to
                                                    2006            2005            2006            2005       April 30, 2006
                                                ----------------------------    ----------------------------   -------------

Revenue                                         $        190    $         --             190              --    $        190
                                                ------------    ------------    ------------    ------------    ------------

 Cost of Revenue                                          45              --             131              --             679
                                                ------------    ------------    ------------    ------------    ------------

 Gross Profit (Loss)                                     145              --              59              --            (489)

 Operating Expenses
 Professional fees                                     5,253              --           5,828              --          34,475
 Stock issued for services                                --         852,000            --           852,000         852,483
 General and administrative                            3,087              --           6,425             250          12,888
                                                ------------    ------------    ------------    ------------    ------------
 Total Operating Expenses                              8,340         852,000          12,253         852,250         899,846
                                                ------------    ------------    ------------    ------------    ------------

 Loss from Operations                                 (8,195)       (852,000)        (12,194)       (852,250)       (900,335)

 Other Expense
 Interest Expense                                       (305)             --            (576)             --          (1,118)
                                                ------------    ------------    ------------    ------------    ------------
 Total Other Expense                                    (305)             --            (576)             --          (1,118)
                                                ------------    ------------    ------------    ------------    ------------

Net Loss                                        $     (8,500)   $   (852,000)   $    (12,770)   $   (852,250)   $   (901,453)
                                                ============    ============    ============    ============    ============

Net Loss Per Share  - Basic and Diluted         $      (0.00)   $      (0.85)   $      (0.00)   $      (0.85)   $      (0.05)
                                                ============    ============    ============    ============    ============

Weighted average number of shares outstanding
  during the period - basic and diluted           28,870,000       1,007,528      28,870,000       1,003,702      18,072,229
                                                ============    ============    ============    ============    ============

            See accompanying notes to unaudited financial statements

                             X and O Cosmetics, Inc.
                           f/k/a Elite Cosmetics, Inc.
                          (A Development Stage Company)
                Statement of Changes in Stockholders' Deficiency
        For the period from August 19, 2004 (inception) to April 30, 2006
                                   (Unaudited)


                                                            Common stock                                 Deficit
                                                         $.0001 Par Value             Additional   accumulated during    Total
                                                  ---------------------------------    paid-in         development    Stockholder's
                                                       Shares           Amount         capital           stage         Deficiency
                                                  --------------------------------------------------------------------------------

Stock issued on acceptance of incorporation
  expenses August 19, 2004                                100,000       $      10    $         90      $         -    $       100

 Net loss                                                       -               -               -             (600)          (600)
                                                  --------------------------------------------------------------------------------
                                                                                                                                -
 Balance, October 31, 2004                                100,000              10              90             (600)          (500)
                                                                                                                                -
 Stock issued for cash                                    370,000              37          11,063                -         11,100

 Stock issued for services                             28,400,000           2,840         849,160                -        852,000

 In-kind contribution                                           -               -           1,292                -          1,292

 Net loss                                                       -               -               -         (888,083)      (888,083)
                                                  --------------------------------------------------------------------------------

 Balance, October 31, 2005                             28,870,000           2,887         861,605         (888,683)       (24,191)

 In-kind contribution                                           -               -             576                -            576

 Net loss                                                       -               -               -          (12,770)       (12,770)
                                                  --------------------------------------------------------------------------------

Balance, April 30, 2006                                 28,870,00       $   2,887    $    862,181      $  (901,453)   $    (36,385)
                                                  ================================================================================

            See accompanying notes to unaudited financial statements

                             X and O Cosmetics, Inc.
                           f/k/a Elite Cosmetics, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                     For the Six Months Ended April 30, 2006
                and 2005 and for the Period from August 19, 2004
                          (inception) to April 30, 2006
                                   (Unaudited)

                                                                                                                 August 19, 2004
                                                                            Six Months Ended April 30,           (Inception) to
                                                                           2006                   2005             April 30, 2006
                                                                    -------------------   --------------------  -------------------
Cash Flows From Operating Activities:
Net Loss                                                            $          (12,770)   $          (852,250)  $         (901,453)
  Adjustments to reconcile net loss to net cash used in operations
    Contributed services                                                           576                852,000              852,676
    In-kind contribution                                                             -                    750                1,292
    Inventory reserve                                                                -                      -                  363
  Changes in operating assets and liabilities:
     (Increase) Decrease in:
      Prepaid expenses                                                             575                      -                    -
      Inventory                                                                      -                      -                 (363)
     Increase (Decrease) in:
      Accounts payable                                                             (37)                     -                  618
      Accrued expenses                                                            (912)                  (500)                   -
                                                                    -------------------   --------------------  -------------------
Net Cash Used In Operating Activities                                          (12,568)                     -              (46,867)
                                                                    -------------------   --------------------  -------------------

Cash Flows From Financing Activities:
Proceeds from issuance of common stock                                               -                  4,500               11,100
Proceeds from loan payable - related party                                       3,882                      -               40,000
                                                                    -------------------   --------------------  -------------------
Net Cash Provided By Financing Activities                                        3,882                  4,500               51,100
                                                                    -------------------   --------------------  -------------------

Net Increase (Decrease) in Cash                                                 (8,686)                 4,500                4,233

Cash at Beginning of Period                                                     12,919                      -                    -
                                                                    -------------------   --------------------  -------------------

Cash at End of Period                                               $            4,233    $             4,500   $            4,233
                                                                    ===================   ====================  ===================

Supplemental disclosure of cash flow information:

Cash paid for interest                                              $                -    $                 -   $                -
                                                                    ===================   ====================  ===================
Cash paid for taxes                                                 $                -    $                 -   $                -
                                                                    ===================   ====================  ===================


            See accompanying notes to unaudited financial statements

                             X AND O COSMETICS, INC.
                           F/K/A ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF APRIL 30, 2006
                              --------------------
                                   (UNAUDITED)






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

     It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

                             X AND O COSMETICS, INC.
                           F/K/A ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF APRIL 30, 2006
                              --------------------
                                   (UNAUDITED)


     (D) Loss per Share
     ------------------

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of April 30, 2006 and 2005 and for the period from August 19, 2004 (inception) to April 30, 2006, respectively, there were no common share equivalents outstanding.

     (E) Inventories
     ---------------

     The Company's inventories are stated at the lower of cost or market value, cost being determined on a first-in, first-out method. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand and product expiration dates. During the period from August 19, 2004 (inception) to April 30, 2006, the Company recorded a provision for inventory obsolescence totaling $323. The balance of inventory at April 30, 2006 was $0.

     (F) Revenue Recognition
     -----------------------

     The Company recognizes revenue from the sale of cosmetic products at the time title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss, net of estimated provisions for returns, rebates and sales allowances.

     (G) Advertising
     ---------------

     Advertising costs are expensed as incurred. Advertising expense totaled $690, $0 and $690 for the six months ended April 30, 2006 and 2005 and for the period from August 19, 2004 (inception) to April 30, 2006, respectively.

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

                             X AND O COSMETICS, INC.
                           F/K/A ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF APRIL 30, 2006
                              --------------------
                                   (UNAUDITED)



     (J) Stock-Based Compensation
     ----------------------------

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

     (K) Cash and Cash Equivalents
     -----------------------------

     The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

                             X AND O COSMETICS, INC.
                           F/K/A ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF APRIL 30, 2006
                              --------------------
                                   (UNAUDITED)


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

NOTE 2 STOCKHOLDERS' EQUITY
---------------------------

     (A) Common Stock Issued for Cash
     --------------------------------

     During April 2005, the Company issued 150,000 shares of common stock to individuals for cash of $4,500 ($0.03 per share).

     During May 2005, the Company issued 220,000 shares of common stock to individuals for cash of $6,600 ($0.03 per share).

     (B) Stock Issued for Services
     ------------------------------

     During 2004, the Company issued 100,000 shares of common stock to its founder for payment of $100 in expenses ($0.0001 per share).

     During 2005, the Company issued 28,400,000 shares of common stock to its principal stockholder for services valued at $852,000 based on recent cash offering prices ($0.03 per share) (See Note 3).

     (C) In-Kind Contribution
     ------------------------
     During the six months ended April 30, 2006, the Company recorded $576 of in-kind interest expense on a loan by the Company's principal stockholder.

     During 2005, the stockholder of the Company paid $750 of operating expenses on behalf of the Company (See Note 3).

                             X AND O COSMETICS, INC.
                           F/K/A ELITE COSMETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF APRIL 30, 2006
                              --------------------
                                   (UNAUDITED)



NOTE 3 RELATED PARTY TRANSACTIONS
---------------------------------

     A stockholder of the Company paid $750 of expenses on behalf of the Company from inception (See Note 2 (C)).

     During 2005, the Company issued 28,400,000 shares of common stock to its principal stockholder for services valued at $852,000 based on recent cash offering prices ($0.03 per share) (See Note 2 (B)).

     During 2005, the Company's principal stockholder loaned the Company $36,118 (See Note 4).

     During 2006, the Company's principal stockholder loaned the Company $3,882. (See Note 4)

NOTE 4 LOAN PAYABLE - STOCKHOLDER
---------------------------------

     During 2005, the Company's principal stockholder loaned $36,118 to the Company. The loan bears interest at 3% per annum, is unsecured and due on demand.

     During 2006, the Company's principal stockholder loaned the Company an additional $3,882. Total amount owing to the stockholder was $40,000 as at April 30, 2006. The Company recorded an in-kind interest expense using an interest rate of 3% per annum. Interest expense for the six months ended April 30, 2006 and 2005 and for the period from August 19, 2004 (inception) to April 30, 2006 was $576, $0 and $1,118 respectively.

NOTE 6 GOING CONCERN
--------------------

     As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

     o    Prepare  and  execute  a  marketing  plan to  increase  our  sales  of cosmetics. We presently have a web page listed at www.elitecosmetics.net with 3 products on it. Within thirty to sixty days, we intend to develop a comprehensive marketing plan through the efforts of our president Mr. Landry. However, if we are operating at a profit, we will consider hiring a consultant to expand and improve on our marketing plan. Although we expected to spend approximately $10,000 on marketing in the fourth quarter of 2005, primarily in the areas of advertising and sponsored links through Google, Yahoo, and other similar targeted keyword programs, we expect to make such expenditure in the third quarter of 2006. We also anticipate advertising on internet radio web pages such as http://cfrn.net/, http://ibcradio.com/, and others. Although we currently do not have enough cash to satisfy this objective, our President and CEO Glen Landry has agreed to loan us the money.

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

     o In the third quarter of 2006, we intend to develop additional cosmetics, such as lip plumpers and lip gloss through the efforts of Mr. Landry and his wife. We hope to launch several other websites as well. With the help of web programmers, we believe we can launch one to three additional websites within six to nine months for a cost of $5,000 to $10,000. We will work to enter into negotiations with other companies such as Wal-Mart, K-Mark, Walgreens, and so on. To date, we have not entered into any discussions with such vendors.

     o By the end of 2006 we will make efforts to form partnership programs, where we will sell our cosmetics at a wholesale price to larger corporations, who in turn will distribute our products to their customers. However, we have not yet entered into any negotiations regarding such programs.

     o By the end of 2006 we intend to hire a cosmetologist to assist in the development of more cosmetics. We anticipate paying either an annual salary, or hourly fee to a dedicated cosmetologist based upon the workload required.

     o By the end of 2006 we anticipate establishing a mailing list of loyal customers and over the counter cosmetic vendors.

Completion of our plan of operations is subject to attaining adequate revenue. To date, we have had to delay our plan of operations because we have not been able to generate revenues or raise the capital necessary. We cannot assure investors that adequate revenues will be generated. We will need a minimum of $100,000 to commence our planned operations and an additional $200,000 to execute our business plan over the next twelve months. We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months to maintain our operations. Over the next twelve months we expect to spend $55,000 for marketing and advertising expenses such as acquiring billboards and on-line advertising on websites such as Ebay, Yahoo!, MSN, and Cox.net. Additionally, $40,000 will be allocated for professional fees such as accounting fees, filing fees, and legal fees. We will also require $50,000 for office supplies, computer upgrades, and cosmetics supplies. We anticipate that $55,000 will be necessary for costs related to website development, hosting, search engine submission, and ongoing maintenance. We expect to allocate $100,000 to working capital and for product research and development. In the event that we are unable to raise an amount necessary to cover all of the aforementioned uses, we anticipate our expenditures related to advertising, supplies, research and development, and working capital will vary accordingly.

Results of Operation
--------------------

We did not have any operating income from inception (August 19, 2004) through April 30, 2006 and during this period we recognized a net loss of $901,453. From inception through April 30, 2006, we have incurred operating expenses of $899,846. Of such amount, $852,483 was attributable to stock compensation paid to our sole officer and director; $34,475 was attributable to professional fees; and $12,888 was attributable to general and administrative expenses.

Liquidity and Capital Resources

As of April 30, 2006, the Company had total assets of $4,233 consisting of $4,233 in cash. Total liabilities as of April 30, 2006 were $40,618 consisting of loans payable of $40,000 and accounts payable of $618.

As of April 30, 2006, we have borrowed $40,000 from our president Glen Landry to cover our legal and accounting expenses, to purchase the ingredients for our products, and for general working capital as well as for marketing purposes.

In April 2005, we conducted a private placement offering and issued 150,000 shares of common stock at a purchase price of $0.03 per share to individuals for total cash of $4,500.

As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against us has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending April 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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


                                             X & O COSMETICS, INC.
                                                  (Registrant)


Date: June 8, 2006                           By: /s/ Glen Landry
                                             -----------------------------------
                                             Glen Landry
                                             President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Chief Accounting Officer