Form 10QSB
period 2006-07-31
X & O Cosmetics, Inc
filed 2006-09-19
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to ___________

Commission File Number: 000-51058

X and O Cosmetics, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	68-0605151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

107 St. Patrick’s Street, Donaldsonville, LA 70346
(Address of principal executive offices)

225-473-7578
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,870,000 common shares as of September 14, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Balance Sheet as of July 31, 2006;
F-2	Unaudited Statements of Operations for the three and nine months ended July 31, 2006 and 2005 and for the period from August 19, 2004 (inception) to July 31, 2006;
F-3	Unaudited Statements of Cash Flows for the nine months ended July 31, 2006 and 2005 and for the period from August 19, 2004 (inception) to July 31, 2006;
F-4	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

X AND O COSMETICS, INC.
f/k/a Elite Cosmetics, Inc.
(A Development Stage Company)
Balance Sheet
(Unaudited)

July 31, 2006
ASSETS
CURRENT ASSETS

Cash	$51

TOTAL ASSETS	51

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$400
Loan payable - related party	40,000

TOTAL LIABILITIES	40,400

STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value, 100,000,000 shares authorized, 28,870,000 shares issued and outstanding,	2,887
Additional paid in capital	863,081
Accumulated deficit during the development stage	(906,317)

Total Stockholders' Deficiency	(40,349)

Total Liabilities and Stockholders' Deficiency	$51

The accompanying notes are an intregal part of these consolidated financial statements.

X AND O COSMETICS, INC.
f/k/a Elite Cosmetics, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,		From August 19, 2004(Inception) Through July 31,
	2006	2005	2006	2005	2006

REVENUE	$-	$-	$190	$-	$190

COST OF REVENUE	-	-	131	-	679

GROSS PROFIT	-	-	59	-	(489)

OPERATING EXPENSES

Stock compensation	-	-	-	852,000	852,483
Professional Fees	4,516	27,020	10,344	27,020	38,991
General and administrative	48	247	6,473	497	12,936

Total Operating Expenses	4,564	27,267	16,817	879,517	904,410

LOSS FROM OPERATIONS	(4,564)	(27,267)	(16,758)	(879,517)	(904,899)

OTHER EXPENSE

Interest expense	300	271	876	271	1,418

Total Other Expense	300	271	876	271	1,418

NET LOSS BEFORE INCOME TAXES	(4,864)	(27,538)	(17,634)	(879,788)	(906,317)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(4,864)	$(27,538)	$(17,634)	$(879,788)	$(906,317)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.07)	$(0.05)

Weighted avergae number of shares outstanding during the period - basic and diluted	28,870,000	28,851,957	28,870,000	12,080,476	19,469,409

The accompanying notes are an intregal part of these consolidated financial statements.

X AND O COSMETICS, INC.
f/k/a Elite Cosmetics, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Nine months Ended July 31,		From August 19, 2004 (Inception) Through July 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(17,634)	$(879,788)	$(906,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory Impairment	323		323
In-kind contribution	1,476	1,021	2,385
Stock issued for services	-	852,000	852,483
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaid expense	575	-	-
Inventories	(323)	(255)	(323)
Increase (Decrease) in:
Accounts payable	(255)	(500)	400
Accrued expenses	(912)	-	-
Net Cash Used in Operating Activities	(16,750)	(27,522)	(51,049)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan payable - related party	3,882	36,118	40,000
Proceeds from issuance of common stock	-	11,100	11,100
Net Cash Provided by Financing Activities	3,882	47,218	51,100

NET INCREASE (DECREASE) IN CASH	(12,868)	19,696	51

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,919	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51	$19,696	$51

The accompanying notes are an intregal part of these consolidated financial statements.

X AND O COSMETICS, INC.
F/K/A ELITE COSMETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF APRIL 30, 2006
(UNAUDITED)

Note 1. Summary of Significant Accounting Policies and Organization

A) Basis of Presentation

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

B) Organization

X and O Cosmetics, Inc. f/k/a Elite Cosmetics, Inc. (a development stage company) (the "Company") was incorporated in Delaware on August 19, 2004, and has elected a fiscal year end of October 31.

The Company had planned to market a line of women's cosmetics, but subsequent to the reported period has entered into a binding memorandum of understanding. with Juma Technology, LLC, a privately held New York Limited Liability Company ("Juma"). In connection with the MOU, the Company agreed to enter into a definitive agreement on commercially reasonable terms in which it would issue out common stock in exchange for all of the outstanding Juma membership interests. The MOU is binding only if: (i) the exchange of Juma’s membership interests qualifies under IRC 351; (ii) Juma obtains a favorable tax opinion from its counsel regarding the proposed transaction; and (iii) all other tax consequences affecting the members of Juma resulting from the transaction are resolved to the

X AND O COSMETICS, INC.
F/K/A ELITE COSMETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF APRIL 30, 2006
(UNAUDITED)

Note 1. Summary of Significant Accounting Policies and Organization (continued)

satisfaction of Juma and its members. Under the MOU, the transaction must be completed by October 15, 2006 or it may be terminated by either party.

C) Use of Estimates

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

D) Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of July 31, 2006 and 2005 and for the period from August 19, 2004 (inception) to July 31, 2006, respectively, there were no common share equivalents outstanding.

E) Inventories

The Company's inventories are stated at the lower of cost or market value, cost being determined on a first-in, first-out method. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand and product expiration dates. During the period from August 19, 2004 (inception) to July 31, 2006, the Company recorded a provision for inventory obsolescence totaling $323. The balance of inventory at July 31, 2006 was $0.

F) Revenue Recognition

The Company recognizes revenue from the sale of cosmetic products at the time title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss, net of estimated provisions for returns, rebates and sales allowances.

X AND O COSMETICS, INC.
F/K/A ELITE COSMETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF APRIL 30, 2006
(UNAUDITED)

Note 1. Summary of Significant Accounting Policies and Organization (continued)

G) Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $690, $11 and $1,071 for the nine months ended July 31, 2006 and 2005 and for the period from August 19, 2004 (inception) to July 31, 2006, respectively.

H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

I) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

J) Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share Purchase plans. In March 2005 the SEC issued Staff

X AND O COSMETICS, INC.
F/K/A ELITE COSMETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF APRIL 30, 2006
(UNAUDITED)

Note 1. Summary of Significant Accounting Policies and Organization (continued)

J) Stock-Based Compensation (continued)

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

K) Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

L) Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

X AND O COSMETICS, INC.
F/K/A ELITE COSMETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF APRIL 30, 2006
(UNAUDITED)

Note 2. Stockholders’ Equity

A) Common Stock Issued for Cash

During April 2005, the Company issued 150,000 shares of common stock to individuals for cash of $4,500 ($0.03 per share).

During May 2005, the Company issued 220,000 shares of common stock to individuals for cash of $6,600 ($0.03 per share).

B) Stock Issued for Services

During 2004, the Company issued 100,000 shares of common stock to its founder for payment of $100 in expenses ($0.0001 per share).

During 2005, the Company issued 28,400,000 shares of common stock to its principal stockholder for services valued at $852,000 based on recent cash offering prices ($0.03 per share) (See Note 3).

C) In-Kind Contribution

During the nine months ended July 31, 2006, the Company recorded $876 of in-kind interest expense on a loan by the Company's principal stockholder.

During the nine months ended July 31, 2006, the stockholder of the Company paid $600 of operating expenses on behalf of the Company

During fiscal 2005, the Company recorded $542 of in-kind interest expense on a loan by the Company's principal stockholder.

During fiscal 2005, the stockholder of the Company paid $750 of operating expenses on behalf of the Company (See Note 3).

Note 3. Related Party Transactions

A stockholder of the Company paid $1,350 of expenses on behalf of the Company from inception (See Note 2 (C)).

X AND O COSMETICS, INC.
F/K/A ELITE COSMETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF APRIL 30, 2006
(UNAUDITED)

Note 3. Related Party Transactions (continued)

During 2005, the Company issued 28,400,000 shares of common stock to its principal stockholder for services valued at $852,000 based on recent cash offering prices ($0.03 per share) (See Note 2 (B)).

During 2005, the Company's principal stockholder loaned the Company $36,118. (See Note 4)

During 2006, the Company's principal stockholder loaned the Company $3,882. (See Note 4)

Note 4. Loan Payable - Stockholder

During 2005, the Company's principal stockholder loaned $36,118 to the Company. The loan bears interest at 3% per annum, is unsecured and due on demand.

During 2006, the Company's principal stockholder loaned the Company an additional $3,882. Total amount owing to the stockholder was $40,000 as at July 31, 2006. The Company recorded an in-kind interest expense using an interest rate of 3% per annum. Interest expense for the nine months ended July 31, 2006 and 2005 and for the period from August 19, 2004 (inception) to July 31, 2006 was $876, $0 and $1,418 respectively.

Note 5. Going Concern

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

Note 6. Subsequent Event

Subsequent to the end of the reported period, on or about September 18, 2006, the Company entered into a Memorandum of Understanding (the “MOU”) with Juma Technology, LLC, a privately held New York Limited Liability Company ("Juma"). In connection with the MOU, the Company agreed to enter into a definitive agreement on commercially reasonable terms in which it would issue out common stock in exchange for all of the outstanding Juma membership interests. In that process, if completed, Juma will become a subsidiary of the Company and its members would obtain and hold an 80% or greater ownership interest of the Company’s common stock. The MOU is binding only if: (i) the exchange of Juma’s membership interests qualifies under IRC 351; (ii) Juma obtains a favorable tax opinion from its counsel regarding the proposed transaction; and (iii) all other tax consequences affecting the members of Juma resulting from the transaction are resolved to the satisfaction of Juma and its members. Under the MOU, a definitive agreement must be entered into by October 15, 2006 or it may be terminated by either party.

Item 2.      Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Historical Overview

On March 25, 2005, Glen Landry purchased 100,000 shares of our issued and outstanding common stock from Richard Neussler, the sole officer, director and shareholder at the time, pursuant to the terms of Stock Purchase Agreement. Mr. Landry was then appointed our President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors. As a result of this change in control, we changed our business plan to the production of cosmetics and creams with a focus toward producing an under-eye cream as well as other cosmetic products. On April 8, 2005, we amended our Articles of Incorporation to change our name to Elite Cosmetics, Inc. On March 2, 2006, we amended our Articles of Incorporation to change our name to X and O Cosmetics, Inc.

Plan of Operation

Our business plan has been to produce cosmetics and creams with a focus toward producing an under-eye cream as well as other cosmetic products. Subsequent to the end of the reported period, however, on or about September 18, 2006, we entered into a Memorandum of Understanding (the “MOU”) with Juma Technology, LLC, a privately held New York Limited Liability Company ("Juma"). In connection with the MOU, we agreed to enter into a definitive agreement on commercially reasonable terms in which we would issue out our common stock in exchange for all of the outstanding Juma membership interests. In that process, if completed, Juma will become our subsidiary and its members would obtain and hold an 80% or greater ownership interest of our common stock. The MOU is binding only if: (i) the exchange of Juma’s membership interests qualifies under IRC 351; (ii) Juma obtains a favorable tax opinion from its counsel regarding the proposed transaction; and (iii) all other tax consequences affecting the members of Juma resulting from the transaction are resolved to the satisfaction of Juma and its members. Under the MOU, a definitive agreement must be entered into by October 15, 2006 or it may be terminated by either party.

As a result of entering into this MOU, our plan of operations is now to complete the transaction contemplated by the MOU, and then, if complete, to focus on developing and operating Juma’s business operations and plan of operations. In general, Juma is a highly specialized systems integrator focused on providing converged communications solutions for voice, data and video network implementations. Juma has a particular emphasis on Contact Center and Voice over Internet Protocol (VoIP) deployments and specializes in providing customized advanced telephony and communications solutions for its clients’ specific requirements. If the transaction contemplated by the MOU is consummated, Juma’s current management would become our management and our current management would resign.

In the event, we are unable to consummate the transaction with Juma, we plan to seek other business opportunities that best serve the needs of our shareholders. No other specific business opportunities have been identified at this time and none are being sought while we are under the MOU with Juma.

Results of Operations for the three and nine months ended July 31, 2006

We did not earn any revenue for the quarter ended July 31, 2006.

We incurred operating expenses in the amount of $4,564 for the three month period ended July 31, 2006, compared to operating expenses of $27,267 for the three month period ended July 31, 2005. Our operating expenses for the period ended July 31, 2006 were almost entirely attributable to professional expenses. We incurred operating expenses in the amount of $16,817 for the nine months ended July 31, 2006, compared to operating expenses of $879,517 for the nine months ended July 31, 2005. The difference was almost entirely related to 28,400,000 shares of common stock issued to our President for services valued at $852,000 based on recent cash offering prices of $0.03 per share.

We incurred a net loss of $4,864 in the three month period ended July 31, 2006, compared to $27,538 for the three month period ended July 31, 2005. For the nine month period ended July 31, 2006 we incurred a net loss in the amount of $17,634, compared to a net loss of $879,788 for the same nine month period in the prior year. Our losses for the three and nine month periods ended July 31, 2006 and 2005 are almost entirely attributable to operating expenses.

Liquidity and Capital Resources

As of July 31, 2006, we had total assets of $51, all cash. Total liabilities as of July 31, 2006 were $40,400 consisting of loans payable of $40,000 from our President and accounts payable of $400. As of July 31, 2006, we had an accumulated capital deficit of $906,317.

We have not attained profitable operations and are dependent upon obtaining financing to execute our business plan. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of July 31, 2006, there were no off balance sheet arrangements.

Going Concern

As reflected in the accompanying unaudited financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken provide the opportunity for us to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Glen Landry. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2006.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

X and O Cosmetics, Inc.

Date:	September 19, 2006

By: /s/ Glen Landry Mr. Glen Landry Title: Chief Executive Officer, Chief Financial Officer and Director