Form 10KSB
period 2006-10-31
Juma Technology Corp.
filed 2007-02-09
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from __________to ___________

Commission file number 000-105778

Juma Technology, Inc.
(Name of small business issuer in its charter)

Delaware	68-0605151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

154 Toledo Street Farmingdale, NY	11735
(Address of principal executive offices)	(Zip Code)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

State issuer’s revenue for its most recent fiscal year. $59.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$11,100 as of October 31, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 259,830,000 Common Shares as of October 31, 2006

Transitional Small Business Disclosure Format (Check One): Yes: [ ] No: [X]

EXPLANATORY NOTE

UNLESS SPECIFICALLY NOTED OTHERWISE, THE INFORMATION AND DICUSSIONS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB REFLECT THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF X AND O COSMETICS, INC. ("X AND O") FOR THE ANNUAL PERIOD ENDED OCTOBER 31, 2006. SUBSEQUENTLY, ON NOVEMBER 14, 2006, X AND O COMPLETED A REVERSE MERGER WITH JUMA TECHNOLOGY, LLC ("JUMA"), AS DESCRIBED IN OUR CURRENT REPORT ON FORM 8-K FILED WITH THE COMMISSION ON AUGUST 14, 2006, AS AMENDED BY
OUR CURRENT REPORT ON FORM 8-K FILED WITH THE COMMISSION ON NOVEMBER 20, 2006. SUCH REPORT ALSO INCLUDES A DESCRIPTION OF OUR NEW BUSINESS AND FINANCIALS AS OF THE CLOSING DATE OF THE REVERSE MERGER. SINCE AS A RESULT OF THE REVERSE MERGER OUR FISCAL YEAR END HAS CHANGED FROM OCTOBER 31 TO DECEMBER 31, WE WILL FILE A SEPARATE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDING DECEMBER 31, 2006 RELATING TO JUMA'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT.

 PART I
Item 1. Description of Business

X and O Cosmetics, Inc. was formed as a Delaware corporation on August 19, 2004, under the name Edmonds 4, Inc. for the purpose of finding a suitable business in which to invest. On March 25, 2005, pursuant to the terms of a Stock Purchase Agreement, Glen Landry purchased 100,000 shares pre-split of the issued and outstanding common stock of X and O Cosmetics, Inc. from Richard Neussler, the sole officer, director and shareholder of the Company. At such time Glen Landry was appointed as the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors.

As a result of the change in control, we changed our business plan to the production of cosmetics and creams. Specifically we developed an under-eye cream that reduces the signs of aging, such as lines and puffiness. On April 8, 2005, we amended our Articles of Incorporation to change our name to Elite Cosmetics, Inc. to better reflect our business plan. On March 2, 2006, we again amended our Articles of Incorporation to change our name to X and O Cosmetics, Inc.

Immediately prior to this Acquisition, we had only two employees, and were controlled by a majority shareholder, Glen Landry, who was also an officer and director. Mr. Landry beneficially owned 99% of the outstanding stock of X and O Cosmetics, Inc. Our auditors had issued a going concern qualification in their opinion letter. In addition, the accumulated deficit for X and O Cosmetics, Inc. as of October 31, 2005 was $888,683.

We have not had any operating income from inception (August 19, 2004) through October 31, 2006, and during this time, we recognized a net loss. Expenses from inception were comprised of professional fees, advertising, and stock compensation paid to the sole officer and director. We have been in the development stage since our inception and have had minimal business operations.

On September 20, 2006, our Board of Directors by written consent executed a nine to one forward stock split whereby nine shares of common stock were exchanged for each one share of previously issued common stock. Following the stock split, the number of our authorized shares of common stock increased from 100,000,000 to 900,000,000, and the number of outstanding shares of X and O’s common stock increased from 28,870,000 to 259,830,000.

Subsequent to the reported period, on November 14, 2006, we consummated an agreement with Juma Technology, LLC, pursuant to which we acquired 100% of Juma’s member interests in exchange for 33,250,731 shares of our common stock (the “Merger”). The transaction was treated for accounting purposes as a recapitalization by Juma as the accounting acquirer.

As part of the Merger, our former officer and director, Glen Landry returned 251,475,731 of his shares of common stock back to our treasury, so that following the transaction there were 41,535,000 shares of common stock issued and outstanding.

Also subsequent to the reported period, on December 20, 2006, the Company advanced $250,000 to AGN Networks as a loan through its new subsidiary Juma Technology, LLC. The note that was issued as part of this loan bears interest of 8% per annum, is unsecured and is due on or about December 15, 2007.

On January 28, 2007, we changed our name to Juma Technology Corp.

We intend to carry on Juma's business, as described below, as our sole line of business. We have relocated our principal executive offices to 154 Toledo Street, Farmingdale, NY 11735 and our telephone number is 631-300-1000.

Juma is a highly specialized systems integrator with a complete services organization for the management of the entire communication systems life cycle.  Juma is focused on providing converged communications solutions for voice, data and video network implementations for various vertical markets with an emphasis in driving long term professional services engagements, maintenance, monitoring and management contracts. Juma utilizes several different technologies in order to provide its expertise and solutions to clients across a broad spectrum of business-critical requirements, regardless of the objectives.  Juma integrates high-speed network routers and high-capacity data switches from the industry’s leading manufacturers and deploys best-of-breed communications solutions with a full range of managed services for its clients. Juma is a complete solution source, enhancing the abilities of an organization’s technical staff and increasing the reliability and functionality of clients’ IT environments.

Industry overview & background

Converged communications has become a major focus for IT managers. Moving communications onto IP networks yields cost savings for many businesses. A company can move inter-office voice circuits onto data connections, thereby reducing the number of carrier circuits and recurring monthly fees. In addition, IP is less expensive to deploy and administer in both existing and new facilities. Reduction in the amount of cabling and the ease of being able to move personnel within facilities are two advantages of convergence.

Savings are not only limited to facilities management and network operations costs. IP telephony services are also emerging in the form of carrier services. Public Switch Telephone Network (PSTN) and voice T-1 lines can be migrated to deliver phone calls over IP directly through the carrier. VoIP carrier services, sometimes referred to as IP Centrex, have entered the mainstream U.S. market and are expected to grow more than five times in the next two years as new services and providers emerge.

It is Managements belief that the industry will realize the following growth in the near future:

•	Voice communications will continue to evolve as a network-centric application.

•
Voice applications and converged networks will continue to be the top areas of concern for IT managers for the next several years. Development of security and firewall features will emerge within voice-centric products to allow more remote network or home worker deployments.

•	Outsourcing of services, system management, and infrastructure will continue to grow.

•
Hosted telephony offers will continue to grow as traditional wire line providers begin to evolve their business models and become more ISP-centric. However, these organizations will not have the knowledge and experience necessary to integrate voice, data and network security effectively for clients. Traditional wireline providers will need to rely on systems integrators (SIs) to sell their communication offerings and engineer customer networks.

•
Voice equipment manufacturers will evolve away from hardware-centric solutions and become more software-based. The pace at which the communications market is moving will leave manufacturers with less time to develop and test products, thus encouraging them to adopt standardized hardware protocols and concentrate research and development efforts on the software components of their solutions.

•	The trend in workforce mobilization will continue to grow and be a driving force for converged solutions.

•
Voice and video conferencing are additional applications that are moving onto converged networks. The physical security surveillance and control markets have also been converting their systems toward network-based applications. The physical security market is considered to be adjacent to the communications market since the same facilities management staff within a company typically administers both.

•
Since 2004, there has been a major shift to move surveillance recordings off of VCR tape-based systems to digital video recorders. This move eliminates costly tapes and repairs to time-lapse VCR recorders. Furthermore, as the new recording systems have become computer-based, recording, managing and viewing surveillance feeds have become network applications

Business Model & Concept

Juma believes its key competitive advantage in the converged communications services market is based upon its two strong lineages which are individually rooted in voice and data networking.

The foundation for Juma's converged communications solutions and offerings stem from these two core and distinct practices, Voice and Data. Unlike other communications systems integrators, Juma places special emphasis on cross training voice and data engineering staffs. Competing systems integrators lack either the breadth of data engineering knowledge or the depth in telephony and call center systems know-how. Juma's fundamental approach ensures its ability to meet the challenges of the overall industry as it transforms itself with converged applications served by IP data networks.

Utilizing a consultative approach to sales in all of its practice areas, Juma creates opportunities by providing custom tailored solutions for its clients. This approach ensures maximum benefit to the client with minimal account turnover. Juma maintains certifications from several leading manufacturers including: Avaya, Cisco, Juniper Networks, Extreme Networks, Zeacom, Nortel, Microsoft, Novell and several others.

Juma chooses equipment and deployment methodologies from specific market-leading vendors who have common market goals and integrated product roadmaps. Juma is a Gold Level Avaya Business Partner and is one of twelve residing members of the Avaya Business Partner Council. Avaya is the former Enterprise Networks Group of Lucent Technologies. As one of the world's largest suppliers of communications networks, Avaya is at the forefront of converged communications and customer relationship management systems.

In addition, Juma has partnered with Avaya's most strategic communications manufacturing partners, Juniper Networks and Extreme Networks. These two companies provide underlying connectivity, data routing and security functionalities critical to Avaya's converged network market vision. Juma is a member of each of the aforementioned companies' Business Partner Councils.

A key focus for Juma is to develop its reoccurring revenue lines of business. The key lines of business that generate long term contracts with reoccurring revenue are:

•	Managed Hosted IP Telephony Service Contracts
•	Juma Maintenance Contracts
•	Juma Management and Monitoring Services Contracts

These respective services will be marketed and sold via both direct and indirect channel models. For direct sales, Juma will leverage its growing Enterprise and SMB sales forces which offer Juma’s full line of products and services. The indirect channel will comprise resellers, distributors and agents of IP Telephony and traditional carrier services. The development of the indirect channel will provide a cost optimized sales vehicle for Juma’s advanced services and will provide “white label” opportunities for the larger indirect agents.

Managed Hosted Services Overview:

Juma offers a Managed Hosted telephony solution allowing for small to medium size business to gain the features and functionality of Fortune 500 Firms without the increased cost of purchasing a corporate PBX and without equipment overhead and maintenance problems.

Overall Objectives:

•	Deliver 100% feature functionality of Avaya Enterprise Communication Manger to organizations of all sizes at a fixed monthly cost.
•	Service includes carrier services, maintenance, management, moves and changes, and 24x7 monitoring
•	Unified Messaging links Voice, email and Fax messages into one view while maintaining control as to where each is actually stored.

•
Offer flexible hosted service which allows customer to mix and match local dial tone, hosted dial tone, hosted PBX, and on-premise survivable PBX into a custom service that matches the customer’s business and technology requirements while minimizing risk.

Key Messaging

•	No purchase of corporate PBX system
•	Cost savings on carrier services
•	Industry’s first High Availability with carrier and CPE based fault tolerance with Zero feature loss when running in CPE survivable mode.
•	One bill for all communication needs
•	All Enterprise Avaya telephony advanced features for any size company.

Key Differentiators

•	Based on Enterprise Telephony platform, not Small Business focused IP Soft-switch for Centrex replacement.
•	Survivability - reliable service 24/7
•	Call Center Features and functionality
•	Extension to Cellular Technology
•	Delivery of carrier over private connection as well as Internet VPN.
•	The Managed Hosted Service is directly connected (meaning Juma’s switching equipment in Juma’s data centers) to the Public Switched Telephone Network.
•	Managed Hosted Services do not require the customer to change or use their data network.
•	Managed Hosted Services can use traditional digital or new IP handsets at the client premises.
•
Customer can provide own local dial tone and use Managed Hosted Service to deliver those calls. This allows customers who have a contract commitment to a carrier to migrate to a Hosted IP Platform and not be subject to termination charges.

Juma Technology will monitor, manage and provide maintenance to its customers’ communications infrastructure. Customers get state-of-the-art network monitoring systems backed by a team of certified experts. This winning combination creates a natural extension to customers’ existing IT staff and allows their internal resources to focus on what is important - running its business.

Juma employs advanced software systems to collect and report on a variety of network infrastructure conditions that could degrade the quality and availability of network and application services such as voice. The following services are included in our base offering for managing a Wide Area Network along with optional management components for LAN switching and Telephony systems gear:

Service Offerings include:

•	Remote monitoring for health and availability of telephony and network infrastructure, including Avaya PBX and end-point equipment
•	Software maintenance and patch management for communications devices.
•	Ongoing configuration management support.
•	Break-fix support for malfunctioning equipment.
•	Statistical analysis of call quality with threshold management features
•	Utilization trending of wide area network links
•	Front-line support to assist the customer with carrier-level troubleshooting

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

As of October 31, 2006, we did not own, legally or beneficially, any patent or trademark.

Research and Development

We did not incur any research and development expenditures in the fiscal years ended October 31, 2006 or 2005.

Existing and Probable Governmental Regulation

The current regulatory environment for our services does not impact our business operations in a significant manner.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

As of October 31, 2006, we had only one full-time employee, including our former President and CEO, Glen Landry. Our employees are not represented by labor unions or collective bargaining agreements.

Item 2. Description of Property

We have relocated our principal executive offices to 154 Toledo Street, Farmingdale, NY 11735.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not currently traded on any stock exchange duly authorized and regulated by foreign or domestic law. There is no current public trading market for our shares of common stock. While we intend to take needed action to qualify our common shares for quotation on the OTC Bulletin Board, there is no assurance that we can satisfy the current listing standards.

Holders of Our Common Stock

As of October 31, 2006, we had approximately thirty-six (36) holders of record of our common stock.

Dividends

We have not declared any dividends since our incorporation. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. Delaware Corporate Law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

We did not issue any securities without registration under the Securities Act of 1933 during the year ended October 31, 2006 which were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

Subsequent to the end of the reported period, on November 14, 2006, 33,250,731 shares of X and O were issued to the members of Juma Technology, LLC in exchange for 100% of the membership interests in Juma Technology, LLC. The shares of our common stock issued to former members of Juma Technology, LLC may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these shares contain a legend stating the same. In addition, all shares of common stock held by the former members of Juma Technology, LLC are generally subject to lock-up provisions that provide restrictions on the future sale of common stock by the holders for a period of one year following the issuance of said shares.

During November 2006, the Company issued 10,00 shares to an employee for services. The shares were valued at the fair value on the date of grant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of October 31, 2006.

Equity Compensation Plans as of October 31, 2006
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	-

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, significant restructuring activities in calendar 2004 and thereafter, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Results of Operations for the Years Ended October 31, 2006 and 2005

Revenues for the year ended October 31, 2006 were $59, compared with no revenue for the year ended October 31, 2005. The increase in revenue was due to the commencement of test marketing sales of cosmetic products to the public. Gross profit was $59 for the year ended October 31, 2006, compared to a gross loss of $548 for the year ended October 31, 2005. This difference is due to a reduction in Cost of Sales as well as the commencement of test marketing sales of cosmetic products to the public in the year ended October 31, 2006. Operating expenses were $77,065 for the year ended October 31, 2006, compared to $886,993 for the same period in the prior year. The primary factor in the reduction of operating expenses is a reduction in General and Administrative expenses of $858,846. The net loss applicable to common stockholders for the year ended October 31, 2006 was $77,882 compared to $888,083 for the year ended October 31, 2005. The primary factor in the reduction of our Net Loss is the reduction in General and Administrative expenses of $852,322. The loss per share was $0.00 for the year ended October 31, 2006, compared to a $0.01 loss per share for the year ended October 31, 2005.

Liquidity and Capital Resources

As of October 31, 2006, we had total current assets of $0.00, and total current liabilities of $60,197, resulting in a net operating deficit of $60,197.

Operating activities used $16,801 in cash for the year ended October 31, 2006. Our net loss of $77,882 was the primary component of our negative operating cash flow. Investing activities for the year ended October 31, 2006 neither generated nor used cash. Net cash flows due to financing activities for the year ended October 31, 2006 were positive in the amount of $3,882, as a result of proceeds from a loan payable to a related party.

On December 20, 2006, we, through a loan from its subsidiary Juma Technology, LLC, advanced $250,000 to AGN Networks.  The note bears interest of 8% per annum, is unsecured and due on December 15, 2007.

As of October 31, 2006 we have insufficient cash to operate our business at the current level for the next twelve months. We must raise additional capital to achieve our business goals and to continue operations.

Off Balance Sheet Arrangements

As of October 31, 2006, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

(A) Use of Estimates

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

(B) Revenue

We recognize revenue from the sale of products at the time title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss, net of estimated provisions for returns, rebates and sales allowances.

(C) Income Taxes

We account for income taxes under the Statement of Financial Accounting Standards Board Statement of Financial Accounting Standard NO. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of October 31, 2006, we have a net operating loss carryforward of $119,565 available to offset future taxable income through 2026. The valuation allowance at October 31, 2006 was $42,594. The increase in the valuation allowance for the year ended October 31, 2006 was $36,432.

(D) Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment, “which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123 (R), the companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share Purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or SAB 107 “SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123( R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123 ( R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosure required for those periods under SFAS 123. Effective January 1, 2006, we have fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We apply this statement prospectively.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Balance Sheet as of October 31, 2006;
F-3	Statements of Operations for the years ended October 31, 2006 and 2005, and for the period from August 19, 2004 (inception) to October 31, 2006;
F-4	Statement of changes in stockholders’ deficiency for the period from August 19, 2004 (inception) to October 31, 2006;
F-5	Statements of cash flows for the years ended October 31, 2006 and 2005 and for the period from August 19, 2004 (inception) to October 31, 2006;
F-6	Notes to Financial Statements;

JUMA TECHNOLOGY CORP.
F/K/A X AND O COSMETICS, INC.
F/K/A ELITE COSMETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Juma Technology Corp.
(A Development Stage Company)

We have audited the accompanying balance sheet of Juma Technology Corp. f/k/a X and O Cosmetics, Inc. f/k/a Elite Cosmetics, Inc. (a development stage company) as of October 31, 2006 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended October 31, 2006 and 2005, and for the period from August 19, 2004 (inception) to October 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Juma Technology Corp. f/k/a X and O Cosmetics, Inc. f/k/a/ Elite Cosmetics, Inc. (a development stage company) as of October 31, 2006 and the results of its operations and its cash flows for the years ended October 31, 2006 and 2005, and for the period from August 19, 2004 (inception) to October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage with limited revenues, has negative cash flows used in operations of $51,100 from inception, a working capital deficiency of $60,197 and has an accumulated deficit during the development stage of $966,565. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 6. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
January 24, 2007

JUMA TECHNOLOGY CORP.
F/K/A X AND O COSMETICS, INC.
F/K/A ELITE COSMETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF OCTOBER 31, 2006

ASSETS

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$60,197

TOTAL CURRENT LIABILITIES	60,197

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.0001 par value, 900,000,000 shares authorized, 259,830,000 shares issued and outstanding	25,983
Additional paid in capital	880,385
Accumulated deficit during development stage	(966,565)
Total Stockholders’ Deficiency	(60,197)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-

See accompanying notes to financial statements.

JUMA TECHNOLOGY CORP.
F/K/A X AND O COSMETICS, INC.
F/K/A ELITE COSMETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM AUGUST 19, 2004 (INCEPTION) TO OCTOBER 31, 2006

	For The Year Ended October 31, 2006	For The Year Ended October 31, 2005	For The Period From August 19, 2004 (Inception) To October 31, 2006

REVENUES	$59	$-	$59

COST OF SALES	-	548	548

GROSS PROFIT (LOSS)	59	(548)	(489)

OPERATING EXPENSES
Professional fees	70,541	28,147	99,188
General and administrative	6,524	858,846	865,470
Total Operating Expenses	77,065	886,993	964,658

LOSS FROM OPERATIONS	(77,006)	(887,541)	(965,147)

OTHER EXPENSE
Interest expense	(876)	(542)	(1,418)
Total Other Expense	(876)	(542)	(1,418)

NET LOSS	$(77,882)	$(888,083)	$(966,565)

Net loss per share - basic and diluted	$-	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	259,830,000	147,210,327	184,917,945

See accompanying notes to financial statements.

JUMA TECHNOLOGY CORP.
F/K/A X AND O COSMETICS, INC.
F/K/A ELITE COSMETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM AUGUST 19, 2004 (INCEPTION) TO OCTOBER 31, 2006

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Stock issued on acceptance of incorporation expenses August 19, 2004	900,000	$90	$10	$-	$100

Net loss	-	-	-	(600)	(600)

Balance, October 31, 2004	900,000	90	10	(600)	(500)

Stock issued for cash	3,330,000	333	10,767	-	11,100

Stock issued for services	255,600,000	25,560	826,440	-	852,000

In-kind contribution	-	-	1,292	-	1,292

Net loss	-	-	-	(888,083)	(888,083)

Balance, October 31, 2005	259,830,000	25,983	838,509	(888,683)	(24,191)

In-kind contribution	-	-	41,876	-	41,876

Net loss	-	-	-	(77,882)	(77,882)

BALANCE, OCTOBER 31, 2006	259,830,000	$25,983	$880,385	$(966,565)	$(60,197)

See accompanying notes to financial statements.

JUMA TECHNOLOGY CORP.
F/K/A X AND O COSMETICS, INC.
F/K/A ELITE COSMETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For The Year Ended October 31, 2006	For The Year Ended October 31, 2005	For The Period From August 19, 2004 (Inception) To October 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,882)	$(888,083)	$(966,565)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issued for services	-	852,000	852,100
In-kind contribution	1,876	1,292	3,168
Inventory reserve	-	363	363
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaid expenses	575	(575)	-
Inventory	-	(363)	(363)
Increase (Decrease) in:
Accounts payable and accrued expenses	58,630	1,067	60,197
Net Cash Provided By (Used In) Operating Activities	(16,801)	(34,299)	(51,100)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	11,100	11,100
Proceeds from loan payable - related party	3,882	36,118	40,000
Net Cash Provided By (Used In) Financing Activities	3,882	47,218	51,100

NET INCREASE (DECREASE) IN CASH	(12,919)	12,919	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,919	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$12,919	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

During 2006, a stockholder forgave $40,000 in notes payable.

See accompanying notes to financial statements.

JUMA TECHNOLOGY CORP.
F/K/A X AND O COSMETICS, INC.
F/K/A ELITE COSMETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2006 AND 2004

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Juma Technology Corp. f/k/a X and O Cosmetics, Inc. f/k/a Elite Cosmetics, Inc. (a development stage company) (“the Company”) was incorporated in Delaware on August 19, 2004 and has elected a fiscal year end of October 31.

The Company had planned to market a line of women’s cosmetics, but subsequent to the reported period executed a contribution agreement with Juma Technology, LLC, a privately held New York Limited Liability Company (“Juma”) in which it acquired all of the outstanding membership interests of Juma in exchange for 33,260,731 shares of common stock. Consequently, subsequent to the reported period the business of the Company became the business operated previously by Juma - systems integration of business communication systems. The transaction was treated for accounting purposes as a recapitalization by Juma as the accounting acquirer.

(B) Use of Estimates

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

(D) Inventories

The Company’s inventories are stated at the lower of cost or market value, cost being determined on a first-in, first-out method. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand and product expiration dates. During the period from August 19, 2004 (inception) to October 31, 2006, the Company recorded a provision for inventory obsolescence totaling $323. The balance of inventory at October 31, 2006 was $0.

(E) Loss Per Share

JUMA TECHNOLOGY CORP.
F/K/A X AND O COSMETICS, INC.
F/K/A ELITE COSMETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2006 AND 2004

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of October 31, 2006 and 2005, there were no common share equivalents outstanding.

(F) Revenue

The Company recognizes revenue from the sale of cosmetic products at the time title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss, net of estimated provisions for returns, rebates and sales allowances.

(G) Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $0, $381 and $381 for the years ended October 31, 2006 and 2005 and for the period from August 19, 2004 (inception) to October 31, 2006.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards Board Statement of Financial Accounting Standard NO. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of October 31, 2006, the Company has a net operating loss carryforward of $119,565 available to offset future taxable income through 2026. The valuation allowance at October 31, 2006 was $42,594. The increase in the valuation allowance for the year ended October 31, 2006 was $36,432.

(J) Stock-Based Compensation

JUMA TECHNOLOGY CORP.
F/K/A X AND O COSMETICS, INC.
F/K/A ELITE COSMETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2006 AND 2004

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment, “which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123 (R), the companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share Purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or SAB 107 “SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123( R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123 ( R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosure required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

(K) Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting or Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	INVENTORIES

Inventories at October 31, 2006 consisted of the following:

Raw materials	$119
Finished products	244
363
Less provision of obsolescence	363
$-

During the year ended October 31, 2005, the Company recognized an impairment of $363 related to slow moving inventory.

JUMA TECHNOLOGY CORP.
F/K/A X AND O COSMETICS, INC.
F/K/A ELITE COSMETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2006 AND 2004

NOTE 3	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During April 2005, the Company issued 1,350,000 shares of common stock to individuals for cash of $4,500 ($0.003 per share).

During May 2005, the Company issued 1,980,000 shares of common stock to individuals for cash of $6,600 ($0.003 per share).

(B) Stock Issued for Services

During 2004, the Company issued 900,000 shares of common stock to its founder for payment of $100 in expenses ($0.0001 per share).

During 2005, the Company issued 255,600,000 shares of common stock to its principal stockholder for services valued at $852,000 based on recent cash offering prices ($0.003 per share) (See Note 4).

(C) In-Kind Contribution

During 2006, the Company recorded $40,000 as an in-kind contribution for the forgiveness of a loan payable to the Company’s principal stockholder (See Note 5).

During 2006, the Company recorded $876 of in-kind interest expense on a loan by the Company’s principal stockholder.

During 2006, the stockholder of the Company paid $1,000 of operating expenses on behalf of the Company.

During 2005, the Company recorded $542 of in-kind interest expense on a loan by the Company’s principal stockholder.

During 2005, the stockholder of the Company paid $750 of operating expenses on behalf of the Company (See Note 4).

(D) Stock Split

On September 20, 2006, in conjunction with the increase in authorized capital stock, the Board of Directors approved a forward stock split of nine for one, in which each

JUMA TECHNOLOGY CORP.
F/K/A X AND O COSMETICS, INC.
F/K/A ELITE COSMETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2006 AND 2004

stockholder of record was issued nine common shares in exchange for each share of their issued common stock. The financial statements have been retroactively adjusted to reflect the stock split.

(E) Increase in Authorized Capital

On Sept 20, 2006, the Board of Directors approved an amendment to the Articles of Incorporation increasing the authorized shares of the Company’s common stock from 100,000,000 to 900,000,000.

NOTE 4	RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $3,168 of expenses on behalf of the Company from inception (See Note 3).

During 2005, the Company issued 255,600,000 shares of common stock to its principal stockholder for services valued at $852,000 based on recent cash offering prices ($0.003 per share) (See Note 3).

During 2005, the Company’s principal stockholder loaned the Company $36,118 (See Note 5).

During 2006, the Company’s principal stockholder loaned the Company $3,882 (See Note 5).

During 2006, the principal stockholder of the Company forgave $40,000 of loans payable (See Note 5).

NOTE 5	LOAN PAYABLE - STOCKHOLDER

During 2005, the Company’s principal stockholder loaned $36,118 to the Company. The loan bears interest at 3% per annum, is unsecured and due on demand.

During 2006, the Company’s principal stockholder loaned the Company an additional $3,882 for a balance totaling $40,000. At October 31, 2006, the entire $40,000 was forgiven by the principal stockholder and charged to additional paid in capital. The Company recorded an in-kind interest expense using an interest rate of 3% per annum. Interest expense for the year ended October 31, 2006 and 2005 and for the period from August 19, 2004 (inception) to October 31, 2006 was $876, $542 and $1,418.

NOTE 6	GOING CONCERN

JUMA TECHNOLOGY CORP.
F/K/A X AND O COSMETICS, INC.
F/K/A ELITE COSMETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2006 AND 2004

As reflected in the accompanying financial statements, the Company is in the development stage with limited revenues, has negative cash flows used in operations of $51,100 from inception, a working capital deficiency of $60,197 and has an accumulated deficit during the development stage of $966,565. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and complete the MOU discussed in Note 1(A) provide the opportunity for the Company to continue as a going concern.

NOTE 7	SUBSEQUENT EVENTS

On November 14, 2006, X and O Cosmetics, Inc. consummated an agreement with Juma Technology, LLC pursuant to which, Juma Technology, LLC exchanged 100% of its members’ interest for 33,250,731 shares or approximately 80% of the common stock of X and O Cosmetics, Inc. As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (Juma Technology, LLC).

During November 2006, the Company issued 10,000 shares to an employee for services. The shares were valued at the fair value on the date of grant.

On December 1, 2006, the principal stockholder contributed 251,565,731 shares of common stock and the stock was cancelled and retired.

On December 20, 2006, the Company through a loan from its subsidiary Juma Technology, LLC, advanced $250,000 to AGN Networks. The note bears interest of 8% per annum, is unsecured and due on December 15, 2007.

On January 28, 2007, the Company changed its name to Juma Technology Corp.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2006. This evaluation was carried out under the supervision and with the participation of our former Chief Executive Officer and former Chief Financial Officer, Mr. Glen Landry. Based upon that evaluation, our former Chief Executive Officer and former Chief Financial Officer concluded that, as of October 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended October 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our former Chief Executive Officer and former Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our former Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the name of our former director and executive officer, his age and his position with the Company.

Name	Age	Position(s) and Office(s) Held
Glen Landry	36	Former President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of each of our former executive officer and director.

Glen Landry is our founder and served as our President, Chief Executive Officer, and Chief Financial Officer as well as our Chairman of the Board of Directors through the Merger on November 14, 2006. In 1994 he commenced employment with Elmwood Marine, LLC a subsidiary of American Electric Power Company, Inc. (AEP). Elmwood Marine, LLC is a barge repair and cleaning facility located on the Mississippi River in Convent, Louisiana. Mr. Landry has been employed with Elmwood Marine as a manager and supervisor for the Company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Significant Employees

As of October 31, 2006, we had no significant employees other than our officers and directors.

Family Relationships

As of October 31, 2006, there were no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending October 31, 2006, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended October 31, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5

(and any amendments thereof) received by us during or with respect to the year ended October 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended October 31, 2006:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Glen Landry, Former President, CEO, CFO, Chairman of the Board of Directors	-	-	-

Code of Ethics Disclosure

We adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics was filed as an exhibit to the annual report on Form 10-KSB for the fiscal year ended October 31, 2005 and filed with the SEC on January 30, 2006.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded (shares)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Glen Landry	President, CEO, and Chairman	2006 2005 2004	0(1) 0 n/a	0 0 n/a	0 0 n/a	0 28,400,000(2) n/a

(1) We did not pay our sole officer and director for his services prior to year end October 31, 2006.

(2) In March 2005, we issued 28,400,000 shares of common stock pre-split valued at $852,000 based on recent cash offering prices ($0.03 per share) to Glen Landry for services.

Compensation to Directors

Our former sole director did not receive any compensation for his service as director during the fiscal year ended October 31, 2006.

Summary of Options Grants

We did not grant any stock options to our former executive officer or director during the fiscal year ended October 31, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 31, 2006, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 259,830,000 shares of common stock issued and outstanding on October 31, 2006.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors and more Than 5% Beneficial Owners:
Common	Glen Landry, President, CEO, Director 107 St. Patrick’s Street Donaldsonville, LA 70346	256,500,000 shares	99%
Total of All Directors and Executive Officers:		256,500,000 shares	99%

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 12. Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from prior filings.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended October 31, 2006 and October 31, 2005 were approximately $3, 085 and $3,055 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended October 31, 2006 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended October 31, 2006 and 2005 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

By:	/s/ David Giangano
Mr. David Giangano Chief Executive Officer Chief Financial Officer
February 9, 2007

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Giangano
Mr. David Giangano Director
February 9, 2007