Form 10KSB
period 2006-12-31
Juma Technology Corp.
filed 2007-04-02
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________to ___________

Commission file number 000-105778

Juma Technology, Corp.
(Name of small business issuer in its charter)
Delaware	68-0605151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
154 Toledo Street Farmingdale, NY	11735
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (631) 300-1000

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act Yes ☐ No ☒

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenue for its most recent fiscal year. $11,063,329.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$14,645,000 as of March 30, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 41,535,000 Common Shares as of December 31, 2006

Transitional Small Business Disclosure Format (Check One): Yes: ☐ No: ☒

 PART I
Item 1. Business

Background

Edmonds 4, Inc. was formed as a Delaware corporation on August 19, 2004 for the purpose of finding a suitable business in which to invest. On March 25, 2005, pursuant to the terms of a Stock Purchase Agreement, Glen Landry purchased 100,000 shares pre-split of the issued and outstanding common stock of Edmonds 4, Inc. from Richard Neussler, the sole officer, director and shareholder of the Company. At such time Glen Landry was appointed as the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors.

As a result of the change in control, Edmonds 4, Inc. changed its business plan to the production of cosmetics and creams. On April 8, 2005, the Articles of Incorporation were amended to change the name of the Company to Elite Cosmetics, Inc., to better reflect the business plan. On March 2, 2006, the Articles of Incorporation were amended to change the name of the Company to X and O Cosmetics, Inc. (“XO”).

Immediately prior to this Acquisition, XO had only two employees, and were controlled by a majority shareholder, Glen Landry, who was also an officer and director. Mr. Landry beneficially owned 99% of the outstanding stock of XO. Our auditors had issued a going concern qualification in their opinion letter.

Reverse Merger

On November 14, 2006, XO consummated an agreement with Juma Technology, LLC, pursuant to which XO acquired 100% of Juma Technology LLC’s member interests in exchange for 33,250,731 shares of our common stock (the “Reverse Merger”). The transaction was treated for accounting purposes as a recapitalization by Juma Technology LLC as the accounting acquirer.

As part of the Reverse Merger, our former officer and director, Glen Landry returned 251,475,731 of his shares of common stock back to treasury, so that following the transaction there were 41,535,000 shares of common stock issued and outstanding.

On January 28, 2007, XO changed its name to Juma Technology Corp.

The Company intends to carry on Juma Technology LLC's business, as described below. The Company has relocated its principal executive offices to 154 Toledo Street, Farmingdale, NY 11735 and telephone number to (631) 300-1000.

Overview

Juma Technology Corp. (“Juma” or the “Company”) is a highly specialized convergence systems integrator with a complete suite of services for the implementation and management of an entities data, voice and video requirements.  Juma is focused on providing converged communications solutions for voice, data and video network implementations for various vertical markets with an emphasis in driving long term professional services engagements, maintenance, monitoring and management contracts. Juma utilizes several different technologies in order to provide its expertise and solutions to clients across a broad spectrum of business-critical requirements, regardless of the objectives.  Juma integrates high-speed network routers and high-capacity data switches from the industry’s leading manufacturers and deploys best-of-breed communications solutions with a full range of managed services for its clients. Juma is a complete solution source, enhancing the abilities of an organization’s technical staff and increasing the reliability and functionality of clients’ Information Technology (“IT”) environments.

Industry & background

Converged communications has become a major focus for IT managers. Moving communications onto Internet Protocol (“IP”) networks yields cost savings for many businesses. A company can move inter-office voice circuits onto data connections, thereby reducing the number of carrier circuits and recurring monthly fees. In addition, IP is less expensive to deploy and administer in both existing and new facilities. Reduction in the amount of cabling and the ease of being able to move personnel within facilities are two advantages of convergence.

Savings are not only limited to facilities management and network operations costs. IP telephony services are also emerging in the form of carrier services. Public Switch Telephone Network and voice T-1 lines can be migrated to deliver phone calls over IP directly through the carrier. Voice Over Internet Protocol (“VoIP”) carrier services, sometimes referred to as IP Centrex, have entered the mainstream U.S. market and are expected to grow more than five times in the next two years as new services and providers emerge.

It is Juma’s belief that the industry will realize the following growth in the near future:

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

•
Hosted telephony offers will continue to grow as traditional wire line providers begin to evolve their business models and become more IP-centric. However, these organizations will not have the knowledge and experience necessary to integrate voice, data and network security effectively for clients. Traditional wireline providers will need to rely on systems integrators to sell their communication offerings and engineer customer networks.

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

•
Voice and video conferencing are additional applications that are moving onto converged networks. The physical security surveillance and control markets have also been converting their systems toward network-based applications. The physical security market is considered to be adjacent to the communications market since the same facilities management staff within a company typically administers both systems.

•
Since 2004, there has been a major shift to move surveillance recordings off of VCR tape-based systems to digital video recorders. This move eliminates costly tapes and repairs to time-lapse VCR recorders. Furthermore, as the new recording systems have become computer-based, recording, managing and viewing surveillance feeds have become network applications.

Business Model & Concept

Juma believes its key competitive advantage in the converged communications services market is based upon its two strong lineages which are individually rooted in voice and data networking.

The foundation for Juma's converged communications solutions and offerings stem from these two core and distinct practices, Voice and Data. Juma believes that unlike other communications systems integrators, Juma places special emphasis on cross training voice and data engineering staffs. Competing systems integrators lack either the breadth of data engineering knowledge or the depth in telephony and call center systems know-how. Juma's fundamental approach ensures its ability to meet the challenges of the overall industry as it transforms itself with converged applications served by IP data networks.

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

In addition, Juma has partnered with Avaya's most strategic communications manufacturing partners, Juniper Networks and Extreme Networks. These two companies provide underlying connectivity, data routing and security functionalities critical to Avaya's converged network market vision. Juma is a member of each of the aforementioned companies' Business Partner Councils and is also a Platinum Business Partner.

A key focus for Juma is to develop its reoccurring revenue lines of business. The key lines of business that generate long term contracts with reoccurring revenue are:

•	Managed Hosted IP Telephony Service Contracts
•	Juma Maintenance Contracts
•	Juma Management and Monitoring Services Contracts

These respective services will be marketed and sold via both direct and indirect channel models. For direct sales, Juma will leverage its growing Enterprise and Small & Medium Business sales forces which offer Juma’s full line of products and services. The indirect channel will comprise resellers, distributors and agents of IP Telephony and traditional carrier services. The development of the indirect channel will provide a cost optimized sales vehicle for Juma’s advanced services and will provide “white label” opportunities for the larger indirect agents.

Managed Hosted Services Overview:

Juma offers a Managed Hosted telephony solution allowing for small to medium size business to gain the features and functionality of Fortune 500 Firms without the increased cost of purchasing a corporate Private Branch Exchange (“PBX”) and without equipment overhead and maintenance problems.

Overall Objectives:

•	Deliver 100% feature functionality of Avaya Enterprise Communication Manager to organizations of all sizes at a fixed monthly cost
•	Service includes carrier services, maintenance, management, moves and changes, and 24x7 monitoring
•	Unified Messaging links Voice, email and Fax messages into one view while maintaining control as to where each is actually stored
•
Offer flexible hosted service which allows customer to mix and match local dial tone, hosted dial tone, hosted PBX, and on-premise survivable PBX into a custom service that matches the customer’s business and technology requirements while minimizing risk.

Key Messaging

•	No purchase of corporate PBX system
•	Cost savings on carrier services
•	Industry’s first High Availability with carrier and Customer Premise Equipment based fault tolerance with Zero feature loss when running in Customer Premise Equipment survivable mode
•	One bill for all communication needs
•	All Enterprise Avaya telephony advanced features for any size company

Key Differentiators

•	Based on Enterprise Telephony platform, not Small Business focused IP Soft-switch for Centrex replacement.
•	Survivability - reliable service 24/7
•	Call Center Features and functionality
•	Extension to Cellular Technology
•	Delivery of carrier over private connection as well as Internet Virtual Private Network (“VPN”)
•	The Managed Hosted Service is directly connected (meaning Juma’s switching equipment in Juma’s data centers) to the Public Switched Telephone Network.
•	Managed Hosted Services do not require the customer to change or use their data network
•	Managed Hosted Services can use traditional digital or new IP handsets at the client premises
•
Customer can provide own local dial tone and use Managed Hosted Service to deliver those calls. This allows customers who have a contract commitment to a carrier to migrate to a Hosted IP Platform and not be subject to termination charges.

Juma will monitor, manage and provide maintenance to its customers’ communications infrastructure. Customers get state-of-the-art network monitoring systems backed by a team of certified experts. This winning combination creates a natural extension to customers’ existing IT staff and allows their internal resources to focus on what is important - running its business.

Juma employs advanced software systems to collect and report on a variety of network infrastructure conditions that could degrade the quality and availability of network and application services such as voice. The following services are included in our base offering for managing a Wide Area Network along with optional management components for Local Area Network switching and Telephony systems gear:

Service Offerings include:

•	Remote monitoring for health and availability of telephony and network infrastructure, including Avaya PBX and end-point equipment
•	Software maintenance and patch management for communications devices
•	Ongoing configuration management support
•	Break-fix support for malfunctioning equipment
•	Statistical analysis of call quality with threshold management features
•	Utilization trending of wide area network links
•	Front-line support to assist the customer with carrier-level troubleshooting

Competitive Business Conditions

Management is aware of similar products and services that compete directly with our products and services and some of the companies developing these similar products and services are larger, better-financed companies that may develop products superior to ours. Many of our current and prospective competitors, such as Carousel Industries of North America, Inc., Cross Telecom Corporation, and North American Communications Resources, Inc. are larger and have greater financial resources, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with our competitors. As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

•	substantially greater financial, technical and marketing resources;
•	larger customer base
•	better name recognition
•	potentially more expansive product offerings

These competitors are likely to command a larger market share, which may enable them to establish a stronger competitive position than we have, in part, through greater marketing opportunities. If we fail to address competitive developments quickly and effectively, we may not be able to remain a viable entity.

Sources and Availability of Raw Materials

We rely on third-party suppliers, in particular Avaya, for most of the hardware and software necessary for our services. Although we believe we can secure other suppliers, we expect that the deterioration or cessation of any relationship would have a material adverse effect, at least temporarily, until new relationships are satisfactorily in place.

We also run the risk of supplier price increases and component shortages. Competition for materials in short supply can be intense, and we may not be able to compete effectively against other purchasers who have higher volume requirements or more established relationships. Even if suppliers have adequate supplies of components, they may be unreliable in meeting delivery schedules, experience their own financial difficulties, provide components of inadequate quality or provide them at prices which reduce our profit. Any problems with our third-party suppliers can be expected to have a material adverse effect on our financial condition, business, results of operations and continued growth prospects.

Dependence on Major Customers

Twenty (20%) of our business is currently derived from our authorization to provide goods and services to New York State government agencies, local government agencies, municipalities, and educational institutions, pursuant to numerous New York State contracts. Were we to no longer be authorized to provide such goods and services to these entities our business would be adversely affected as we would have to bid for the work as opposed to selling directly without bid. This would make the acquisition of such work much more difficult and costly.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

As of December 31, 2006, we did not own, legally or beneficially, any patent or trademark.

Research and Development

We did not incur any research and development expenditures for the years ended December 31, 2006 or 2005.

Existing and Probable Governmental Regulation

The current regulatory environment for our services does not impact our business operations in a significant manner. Nevertheless, the current regulatory environment for our services remains unclear. Our VoIP and other services are not currently subject to all of the same regulations that apply to traditional telephony. It is possible that Congress and some state legislatures may seek to impose increased fees and administrative burdens on VoIP, data, and video providers. The FCC has already required us to meet various emergency service requirements (such as “E911”) and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act (“CALEA”). In addition, the FCC may seek to impose other traditional telephony requirements such as disability access requirements, consumer protection requirements, number assignment and portability requirements, and other obligations, including additional obligations regarding E911 and CALEA. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode our pricing advantage over competing forms of communication and may adversely affect our business.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

As of December 31, 2006, Juma had 46 employees, three of these employees are part-time, all other employees are full-time. Juma also engages the services of a number of individual and corporate consultants. We believe our relations with our employees are good. None of our employees are represented by members of any labor union and we are not a party to any collective bargaining agreement.

The Company leases all of its employees from an unrelated party. In addition to reimbursing the third party for the salaries of the leased employees, the Company is charged a service fee by the third party which is designed to cover the related employment taxes and benefits.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Annual Report on Form 10-KSB, before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described below are not the only ones we will face. If any of these risks actually occurs, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Business

Because larger and better-financed competitors may affect our ability to operate our business and achieve profitability, our business may fail.

Management is aware of similar products and services that compete directly with our products and services and some of the companies developing these similar products and services are larger, better-financed companies that may develop products superior to ours. Many of our current and prospective competitors are larger and have greater financial resources, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with our competitors. As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

•	substantially greater financial, technical and marketing resources;
•	larger customer base
•	better name recognition
•	potentially more expansive product offerings

These competitors are likely to command a larger market share, which may enable them to establish a stronger competitive position than we have, in part, through greater marketing opportunities. If we fail to address competitive developments quickly and effectively, we may not be able to remain a viable entity.

Because we depend on our key personnel, the loss of their services or the failure to attract additional highly skilled personnel could adversely affect our operations.

If we are unable to maintain our key personnel and attract new employees with high levels of expertise in those areas in which we propose to engage, without unreasonably increasing our labor costs, the execution of our business strategy may be hindered and our growth limited. We believe that our success is largely dependent on the continued employment of our senior management and the hiring of strategic key personnel at reasonable costs. We have entered into written employment agreements with David Giangano, Frances Vinci, Joseph Fuccillo, Joseph Cassano and Anthony Fernandez. Each of these agreements provides for a three year term; however, the applicable executive may terminate such agreement on notice. We do not have "key-person" insurance on the lives of any of our key officers or management personnel to mitigate the impact to our company that the loss of any of them would cause. Specifically, the loss of any of our executive officers would disrupt our operations and divert the time and attention of our remaining officers. If any of our current senior managers were unable or unwilling to continue in his or her present position, or if we were unable to attract a sufficient number of qualified employees at reasonable rates, our business, results of operations and financial condition will be materially adversely affected.

If our growth strains our resources beyond anticipated levels, our business could be materially adversely affected.

We expect to grow at a rate that will place a significant strain on our managerial, operational and financial resources. To manage this growth, we will have to develop and install operational and financial systems, as well as hire, train and manage new employees. We may not be able to locate, hire and train the individuals needed to sustain the growth of our business at the levels we anticipate. We cannot assure you that we have made adequate allowances for the costs and risks associated with this growth, that our procedures or controls will be adequate to support our operations, or that our management will be able to successfully offer and expand our products. If we are unable to manage our growth effectively, our business could be materially adversely affected.

Because our revenues are subject to fluctuations due to general economic conditions, we cannot guarantee the success of our business.

Expenditures by businesses tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue could be materially reduced by a decline in the economic prospects of businesses or the economy in general, which could alter current or prospective businesses’ spending priorities or budget cycles or extend our sales cycle. Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.

If we are unable to promote and maintain our brands, our future revenue and the entire business may be adversely affected.

We believe that establishing and maintaining the brand identities of our products and services is a critical aspect of attracting and expanding a large client base. Promotion and enhancement of our branded products and services, including but not limited to AVAYA, will depend largely on our success in continuing to provide high quality service. If businesses do not perceive our existing services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by businesses, we will risk diluting our brand identities and decreasing our attractiveness to existing and potential customers.

In order to attract and retain customers and to promote and maintain brands in response to competitive pressures, we may also have to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among our customers. If we incur significant expenses in an attempt to improve our services or to promote and maintain our brands, our business, prospects, financial condition and results of operations could be materially adversely affected. Moreover, any brand identities we establish may be diluted as a result of any inability to protect our trademarks and service marks or domain names, which could have a material adverse effect on our business, prospects, financial condition and results of operations. Finally, should the AVAYA brand cease to exist, that event shall likewise materially impact our growth and success.

If we are not able to adequately protect our proprietary rights, our operations would be negatively impacted.

Our ability to compete partly depends on the superiority, uniqueness and value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following may reduce the value of our intellectual property:

•	Our applications for patents, trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;

•	Issued patents, trademarks and copyrights may not provide us with any competitive advantages;
•	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;
•	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop; or
•	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

In addition, we may not be able to effectively protect our intellectual property rights in certain foreign countries where we may do business in the future or from which competitors may operate. Our inability to adequately protect our proprietary rights would have a negative impact on our operations.

If we are forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights, legal fees and court injunctions could adversely affect or end our business.

Disputes regarding the ownership of technologies are common and likely to arise in the future. We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business. The existence and/or outcome of any such litigation could harm our business.

If we are later subject to claims that we have infringed the proprietary rights of others or exceeded the scope of licenses, we may be required to obtain a license or pay additional fees or change our designs or technology.

We can give no assurances that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any such assertions or prosecutions will not materially adversely affect our business. Regardless of whether any such claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. If any claims or actions are asserted against us, we may seek to obtain a license to the intellectual property rights that are in dispute. Such a license may not be available on reasonable terms, or at all, which could force us to change our software designs or other technology.

If we expand into international markets, our inexperience outside the United States would increase the risk that our international expansion efforts will not be successful, which would in turn limit our prospects for growth.

We may explore expanding our business to other countries. Expansion into international markets requires significant management attention and financial resources. In addition, we may face the following risks associated with any expansion outside the United States:

•	challenges caused by distance, language and cultural differences;
•	legal, legislative and regulatory restrictions;
•	currency exchange rate fluctuations;
•	economic instability;
•	longer payment cycles in some countries;
•	credit risk and higher levels of payment fraud;

•	potentially adverse tax consequences; and
•	higher costs associated with doing business internationally.

These risks could harm our international expansion efforts, which would in turn harm our business prospects.

If we experience significant fluctuations in our operating results and rate of growth, our business may be harmed.

Our results of operations may fluctuate significantly due to a variety of factors, many of which are outside of our control and difficult to predict. The following are some of the factors that may affect us from period to period and may affect our long-term financial performance:

•	our ability to retain and increase revenues associated with customers and satisfy customers’ demands;
•	our ability to be profitable in the future;
•	our investments in longer-term growth opportunities;
•	challenges caused by distance, language and cultural differences;
•	legal, legislative and regulatory restrictions;
•	currency exchange rate fluctuations;
•	economic instability;
•	longer payment cycles in some countries;
•	credit risk and higher levels of payment fraud;
•	potentially adverse tax consequences; and
•	higher costs associated with doing business internationally.
•	changes to service offerings and pricing by us or our competitors;
•	changes in the terms, including pricing, of our agreements with our equipment manufacturers;
•	the effects of commercial agreements and strategic alliances and our ability to successfully integrate them into our business;
•	technical difficulties, system downtime or interruptions;
•	the effects of litigation and the timing of resolutions of disputes;
•	the amount and timing of operating costs and capital expenditures;
•	changes in governmental regulation and taxation policies;
•	changes in, or the effect of, accounting rules, on our operating results, including new rules regarding stock-based compensation.

If we do not successfully enhance existing products and services or fail to develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for internet and IP-based communications services, our business may fail.

The market for communications services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product introductions. We are currently focused on delivering voice, data, and video services. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If we fail to use new technologies effectively, to develop our technical expertise and new services, or to enhance existing services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs, which would adversely affect our revenues and prospects for growth.

Our services may have technological problems or may not be accepted by consumers. To the extent we pursue commercial agreements, acquisitions and/or strategic alliances to facilitate new product or service activities, the agreements, acquisitions and/or alliances may not be successful. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results and harm our business.

In addition, if we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers, strategic alliances and market share. Sudden changes in user and customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The emerging nature of products and services in the technology and communications industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services. Our success will depend, in part, on our ability to:

•	Enhance our existing products and services;
•	Design, develop, launch and/or license new products, services and technologies that address the increasingly sophisticated and varied needs of our current and prospective customers; and
•	Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis

The development of additional products and services and other proprietary technology involves significant technological and business risks and requires substantial expenditures and lead time. We may be unable to use new technologies effectively. Updating our technology internally and licensing new technology from third-parties may also require us to incur significant additional capital expenditures.

Because we rely on third-party suppliers for components, software, systems and related services, we are at risk of interruption of supply or increase in costs, in which events would harm our business and results of operation.

We rely on third-party suppliers for some of the hardware and software necessary for our services. Although we believe we can secure other suppliers, we expect that the deterioration or cessation of any relationship would have a material adverse effect, at least temporarily, until new relationships are satisfactorily in place.

We also run the risk of supplier price increases and component shortages. Competition for materials in short supply can be intense, and we may not be able to compete effectively against other purchasers who have higher volume requirements or more established relationships. Even if suppliers have adequate supplies of components, they may be unreliable in meeting delivery schedules, experience their own financial difficulties, provide components of inadequate quality or provide them at prices which reduce our profit. Any problems with our third-party suppliers can be expected to have a material adverse effect on our financial condition, business, results of operations and continued growth prospects.

Because we outsource certain operations, we are exposed to losses related to the failure of third-party vendors to deliver their services to us.

We do not develop and maintain all of the products and services that we offer. We offer certain of our services to our customers through various third-party service providers engaged to perform these services on our behalf. In addition, we outsource parts of our operations to third-parties and may continue to explore opportunities to outsource others. Accordingly, we are dependent, in part, on the services of third-party service providers, which may raise concerns by our resellers and customers regarding our ability to control the services we offer them if certain elements are managed by another company. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service or discontinue their lines of business or cease or reduce operations, our business, operations and customer relations may be impacted negatively and we may be required to pursue replacement third-party relationships, which we may not be able to obtain on as favorable terms or at all. Although we continually evaluate our relationships with our third-party service providers and plan for contingencies if a problem should arise with a provider, transitioning services and data from one provider to another can often be a complicated and time consuming process and we cannot assure that if we need to switch from a provider we would be able to do so without significant disruptions, or at all. If we were unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to either temporarily or permanently discontinue certain services which may disrupt services to our customers. Any failure to provide services would have a negative impact on our revenues.

If we experience service interruptions or other impediments to operations, our business could be significantly harmed.

Our network infrastructure and the networks of our third-party providers are vulnerable to damaging software programs, such as computer viruses and worms. Certain of these programs have disabled the ability of computers to access the Internet, requiring users to obtain technical support. Other programs have had the potential to damage or delete computer programs. The development and widespread dissemination of harmful programs has the potential to seriously disrupt Internet usage. If Internet usage is significantly disrupted for an extended period of time, or if the prevalence of these programs results in decreased residential Internet usage, our business could be materially and adversely impacted.

We depend on the security of our networks and, in part, on the security of the network infrastructures of our third-party telecommunications service providers, our outsourced customer support service providers and our other vendors. Unauthorized or inappropriate access to, or use of, our network, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our users and of other third parties. Some consumers and businesses have in the past used our network, services and brand names to perpetrate crimes and may do so in the future. Users or other third parties may assert claims of liability against us as a result of any failure by us to prevent these activities. Although we use security measures, there can be no assurance that the measures we take will be successfully implemented or will be effective in preventing these activities. Further, the security measures of our third party network providers, our outsourced customer support service providers and our other vendors may be inadequate. These activities may subject us to legal claims, may adversely impact our reputation, and may interfere with our ability to provide our services, all of which could have a material adverse effect on our business, financial position and results of operations.

Our operations and services depend on the extent to which our computer equipment and the computer equipment of our third-party network providers are protected against damage from fire, flood, earthquakes, power loss, telecommunications failures, break-ins, acts of war or terrorism and similar events. We have one technology center in the U.S., located in downtown Manhattan, which contains a significant portion of our computer and electronic equipment. This technology center hosts and manages our applications and services. Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster or other unanticipated problem that impacts this location or our third-party providers’ networks could cause interruptions in the services that we provide. Such interruptions in our services could have a material adverse effect on our ability to provide Internet services to our subscribers and, in turn, on our business, financial condition and results of operations.

The success of our business depends on the capacity, reliability and security of our network infrastructure, including that of our third-party telecommunications providers’ networks. We may be required to expand and improve our infrastructure and/or purchase additional capacity from third-party providers to meet the needs of an increasing number of subscribers and to accommodate the expanding amount and type of information our customers communicate over the Internet. Such expansion and improvement may require substantial financial, operational and managerial resources.

If we are not able to expand or improve our network infrastructure, including acquiring additional capacity from third-party providers, to meet additional demand or changing subscriber requirements on a timely basis and at a commercially reasonable cost, or at all, and our business may fail.

We may experience increases in usage that exceed our available capacity. As a result, users may be unable to register or log on to use our services, may experience a general slow-down in their Internet connection or may be disconnected from their sessions. Inaccessibility, interruptions or other limitations on the ability of customers to access services due to excessive user demand, or any failure of our network to handle user traffic, could have a material adverse effect on our revenues. While our objective is to maintain excess capacity, our failure to expand or enhance our network infrastructure, including our ability to procure excess capacity from third-party providers, on a timely basis or to adapt to an expanding subscriber base or changing subscriber requirements could materially adversely affect our business, financial condition and results of operations.

If we engage in future acquisitions or strategic investments or mergers, we are subject to significant risks and losses related to those acquisitions.

Our long-term growth strategy may include identifying and acquiring or investing in or merging with suitable candidates on acceptable terms. In particular, over time, we may acquire or make investments in or merge with providers of product offerings that complement our business.

Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	Diversion of management attention from running our existing business;
•	Increased expenses, including travel, legal administrative and compensation expenses related to newly hired employees;
•	High employee turnover amongst the employees of the acquired company;
•	Increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own;
•	Potential exposure to additional liabilities;
•	Potential adverse effects on our reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions;
•	Potential disputes with sellers of acquired businesses, technologies, services or products; and
•	Inability to utilize tax benefits related to operating losses incurred by acquired businesses

Moreover, performance problems with an acquired business, technology, service or product could also have a material adverse impact on our reputation as a whole. In addition, any acquired business, technology, service or product could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions.

For all these reasons, our pursuit of an acquisition and/or investment and/or merger strategy or any individual acquisition or investment or merger, could have a material adverse effect on our business, financial condition and results of operations.

Because director and officer liability is limited, investors may have no recourse against them personally should the business fail.

As permitted by Delaware law, the articles of incorporation of Juma, limit the personal liability of directors to the fullest extent permitted by the provisions of Delaware Corporate Law. As a result of our charter provision and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, the articles of incorporation of Juma provide we shall indemnify our directors and officers to the fullest extent permitted by law.

If we were to lose our authorization to sell products and services to New York State government agencies, our business would suffer.

Twenty (20%) of our business is currently derived from our authorization to provide goods and services to New York State government agencies, local government agencies, municipalities, and educational institutions, pursuant to numerous New York State Contracts. Were we to no longer be authorized to provide such goods and services to these entities our business would be adversely affected as we would have to bid for the work as opposed to selling directly without bid. This would make the acquisition of such work much more difficult and costly.

Risks Relating to our Industry

If the market for VoIP and other communication services does not develop as anticipated, our business would be adversely affected.

The success of our VoIP service depends on growth in the number of VoIP users, which in turn depends on wider public acceptance of VoIP telephony. The VoIP communications medium is in its early stages and may not develop a broad audience. Potential new users may view VoIP as unattractive relative to traditional telephone services for a number of reasons, including the need to purchase computer headsets or the perception that the price advantage for VoIP is insufficient to justify the perceived inconvenience. Potential users may also view more familiar online communication methods, such as e-mail or instant messaging, as sufficient for their communications needs. There is no assurance that VoIP will ever achieve broad public acceptance.

Similarly, our other communications services offerings are technologically advanced and new to most users. There is a chance that potential clients will not be comfortable with including emerging technologies into their corporate infrastructure. Such reluctance would have a measurable and adverse impact on our profitability.

Because we may be subject to various government regulations, costs associated with those regulations may materially adversely affect our business.

The current regulatory environment for our services remains unclear. Our VoIP and other services are not currently subject to all of the same regulations that apply to traditional telephony. It is possible that Congress and some state legislatures may seek to impose increased fees and administrative burdens on VoIP, data, and video providers. The FCC has already required us to meet various emergency service requirements (such as “E911”) and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act (“CALEA”). In addition, the FCC may seek to impose other traditional telephony requirements such as disability access requirements, consumer protection requirements, number assignment and portability requirements, and other obligations, including additional obligations regarding E911 and CALEA. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode our pricing advantage over competing forms of communication and may adversely affect our business.

The use of the Internet and private IP networks to provide voice, video and other forms of real-time, two-way communications services is a relatively recent development. Although the provisioning of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provisioning of voice communications services over the Internet or private IP networks. More aggressive domestic or international regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services.

In addition to regulations addressing Internet telephony and broadband services, other regulatory issues relating to the Internet in general could affect the Company’s ability to provide services. Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally.

If there are large numbers of business failures and mergers in the communications industry, our ability to manage costs or increase our subscriber base may be adversely affected.

The intensity of competition in the communications industry has resulted in significant declines in pricing for communications services. The intensity of competition and its impact on communications pricing have caused some communications companies to experience financial difficulty. Our prospects for maintaining or further improving communications costs could be negatively affected if one or more key communications providers were to experience serious enough difficulties to impact service availability, if communications companies merge reducing the number of companies from which we purchase wholesale services, or if communications bankruptcies and mergers reduce the level of competition among communications providers.

Risk Relating to our Common Stock

If we become listed or quoted on a service, our stock price will be subject to wide fluctuations.

Our common stock is not currently listed on any exchange or authorized for quotation on any service. However, if we become listed or quoted, the market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;
•	intellectual property disputes;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

Because we do not expect to pay dividends in the foreseeable future, any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as our board of directors may consider relevant. If we do not pay dividends, a return on an investment in our common stock will only occur if our stock price appreciates.

Because we have become public by means of a reverse acquisition, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with Juma's becoming public through a "reverse acquisition." Securities analysts of major brokerage firms may not provide coverage of us. No assurance can be given that brokerage firms will, in the future, assign analysts to cover the Company or want to conduct any secondary offerings on our behalf.

Because our common stock may be deemed a "penny stock", Investors may find it more difficult to sell their shares.

Our common stock may be subject to the "penny stock" rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to non-Nasdaq companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5.0 million ($2.0 million if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. Remaining subject to the penny stock rules for any significant period could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult to obtain accurate quotations, obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and obtain needed capital.

If there are large sales of a substantial number of shares of our common stock, our stock price may significantly decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Because our directors, executive officers and entities affiliated with them beneficially own a substantial number of shares of our common stock, they have significant control over certain major decisions on which a stockholder vote is required and they may discourage an acquisition of us.

Our executive officers, directors and affiliated persons beneficially own, in the aggregate, approximately 53.4% of our outstanding common stock following the completion of the Reverse Merger. Additionally, these figures do not reflect the increased percentages that the officers and directors own if they exercise any stock options that may be granted to them under employee incentive plans or if they otherwise acquire additional shares of our common stock. The interests of our current officers and directors may differ from the interests of other stockholders. As a result, these current officers, directors and affiliated persons will have significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	elect or defeat the election of our directors;
•	amend or prevent amendment of our certificate of incorporation or bylaws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	control the outcome of any other matter submitted to the stockholders for vote.

Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

If we raise additional funds through the issuance of equity securities, or determine in the future to register additional common stock, existing shareholders’ percentage ownership will be reduced, they will experience dilution which could substantially diminish the value of their stock and such issuance may convey rights, preferences or privileges senior to existing stockholders’ rights which could substantially diminish their rights and the value of their stock.

We may issue shares of common stock for various reasons and may grant additional stock options to employees, officers, directors and third parties. If our board determines to register for sale to the public additional shares of common stock or other debt or equity securities in any future financing or business combination, a material amount of dilution can be expected to cause the market price of the common stock to decline. One of the factors which generally effects the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings. Furthermore, the public perception of future dilution can have the same effect even if actual dilution does not occur.

In order for us to obtain additional capital or complete a business combination, we may find it necessary to issue securities, including but not limited to debentures, options, warrants or shares of preferred stock, conveying rights senior to those of the holders of common stock. Those rights may include voting rights, liquidation preferences and conversion rights. To the extent senior rights are conveyed, the value of the common stock can be expected to decline.

Because being a public company increases our administrative costs and adds other burdens to our operations, our business may be materially adversely affected.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, rules implemented by the Securities and Exchange Commission, or SEC, and new listing requirements of the Nasdaq National Market have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly those serving on our audit committee.

Because we are a public reporting company, we are exposed to additional risks relating to evaluations of our internal controls over financial reporting required by section 404 of the Sarbanes-Oxley act of 2002.

As a public company, absent an available exemption, we will be required to comply with Section 404 of the Sarbanes-Oxley Act by no later than December 31, 2007. However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity that remain un-resolved. As a public company, we will be required to report, among other things, control deficiencies that constitute a "material weakness." A "material weakness" is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.

Item 2. Description of Property

The Company leases various facilities including, the Company’s Long Island headquarters and New York City office, pursuant to leasing and sublease agreements accounted for as operating leases.

The Long Island headquarters are leased from Toledo Realty LLC, whose members are made up of certain officers and employees of the Company, and thus is a related party. The Long Island headquarters are under a ten year non-cancelable lease which expires on May 31, 2016. The Long Island headquarters consist of approximately 7,000 square feet. Among other provisions, the lease provides for monthly rental payments of $10,500 per month and includes provisions for scheduled increases to the monthly rental. In addition, the Company is required to reimburse Toledo for the real estate taxes on the building. The lease agreement also provides for two five year lease extensions. Pursuant to the lease, the Company was required to provide a security deposit totaling $21,000. The Company has not provided this deposit to Toledo.

The New York City premise is under a five year lease which expires on November 30, 2011. The space consists of approximately 2,081 square feet with a gross annual rent of approximately $88,950.

Both of the above referenced offices have been recently renovated and management believes that the condition of each facility is excellent but the Long Island headquarters may have insufficient space in the foreseeable future.

On March 15, 2007, a subsidiary of the Company signed a lease for 3,200 square feet of office space in Deerfield Beach Florida. The lease calls for a base rent of $22.00 per square foot and expires on March 31, 2010.

On March 16, 2007, Juma signed a lease for 3,164 square feet of office space and 2,982 square feet of warehouse space in Burlington City, New Jersey. The lease calls for a base rent of $9.00 per square foot of office space and $5.00 for warehouse space plus any construction costs. The lease will have a five year term.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

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

Holders of Our Common Stock

As of March 14, 2007, Juma had approximately sixty-nine (69) holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On November 14, 2006, 33,250,731 shares of XO were issued to the members of Juma Technology, LLC in exchange for 100% of the membership interests in Juma Technology, LLC. The shares of our common stock issued to former members of Juma Technology, LLC may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these shares contain a legend stating the same. In addition, all shares of common stock held by the former members of Juma Technology, LLC are generally subject to lock-up provisions that provide restrictions on the future sale of common stock by the holders for a period of one year following the issuance of said shares.

During November 2006, we issued 10,000 shares to an employee for services. The shares were valued at the fair value on the date of grant. Also during November 2006, 5,024,269 shares were issued to investors and consultants for services. The shares were valued at the fair value on the date of issuance

During July 2006, the Company sold rights to purchase shares of the Company’s common stock pursuant to subscription agreements totaling $1,150,000. The subscription agreement offered shares at prices ranging from $0.16 to $0.40 per share and it was contingent on the Company completing a reverse merger into a public entity. The reverse merger was completed in November 2007. These subscription agreements were treated as loans, until November 2007 due to the fact that Juma Technology LLC could not sell common stock. Once the reverse merger was consummated the 4,250,000 shares of common stock were issued and the loans were cancelled. The Company has a subscription receivable of $18,427 outstanding as of December 31, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2006.

Equity Compensation Plans as of December 31, 2006
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

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, significant restructuring and acquisition activities, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Information regarding market and industry statistics contained in this Report is included based on information available to the Company that it believes is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. The Company does not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

Prior to the Reverse Merger, X and O had no operations; accordingly, the following discussion of comparative operations concerns those of Juma Technology.

Results of Operations for the Years Ended December 31, 2006 and 2005

Revenues for the year ended December 31, 2006 increased $3,485,738 or 46% to $11,063,329, compared with revenues of $7,577,591 for the year ended December 31, 2005. The increase in revenues was predominantly due to a large project for one customer, which comprised 62% of the increased revenues over 2005, along with increased sales to current customers and the addition of new customers.

Cost of goods sold for the year ended December 31, 2006 increased $2,300,887 or 46% to $7,312,516, compared to $5,011,629 for the year ended December 31, 2005. The increase is directly related to the increase in sales.

Gross margin for the year ended December 31, 2006 increased $1,184,851 or 46% to $3,750,813, compared to $2,565,962 for the year ended December 31, 2005. The increase is directly related to the increase in sales. In addition, the gross margin percentage for the years ended December 31, 2006 and 2005 remained static at 34%.

Selling expenses increased by $176,019 or 20% to $1,060,324 for the year ended December 31, 2006, compared to $884,305 for the year ended December 31, 2005. The increase was predominantly related to increases in revenue and the subsequent increased commissions due on those revenues.

Consulting fees totaled $1,374,531 for the year ended December 31, 2006 compared to $0 for the year ended December 31, 2005. These fees relate to consulting fees paid with stock in connection with the Company’s reverse merger on November 14, 2006. Management does not believe that fees of this nature would reoccur in the future.

General and administrative expenses increased by $960,747 or 64% to $2,454,714 for the year ended December 31, 2006, compared to $1,493,967 for the year ended December 31, 2005. The increase was predominantly due to an increase in (i) salaries (due to an increase in employees and raises), (ii) travel and entertainment (due to increased sales efforts and higher revenues), (iii) bad debt expense (predominantly due to the write off of a note) and (iv) depreciation due to the increased investment in fixed assets during 2006.

Interest expense (net) totaled $76,198 for the year ended December 31, 2006 compared to $53,692 for the comparable period in 2005. The increase of $22,506 or 42% is related to increased debt during 2006 compared to 2005 and higher interest rates in 2006.

A provision for income taxes of $313,199 was recorded for the year ended December 31, 2006 compared to a benefit of $31,075 for the year ended December 31, 2005. This provision is primarily due to a change in reporting net income for tax purposes from the cash basis to the accrual basis. Management believes that a provision of this nature would not reoccur in the future.

The Company experienced a net loss of $1,528,153 for the year ended December 31, 2006 compared to net income of $165,073 for the comparable period in 2005. Had the nonrecurring consulting fees not occurred the Company would have recorded income from operations of $235,775 for the year ended December 31, 2006 compared to $187,690 for the year ended December 31, 2005, or 2% of revenue for both years. In addition, had the nonrecurring tax provision been removed from net income for the year ended December 31, 2006, net income would have been approximately $159,577 or 1% of revenue compared to $165,073 or 2% of revenue for the year ended December 31, 2005.

Liquidity and Capital Resources

As of December 31, 2006, we had total current assets of $5,176,908, and total current liabilities of $4,129,892, resulting in a current working capital of $1,047,016. Also, at December 31, 2006 we had $191,470 in cash. Management does not believe that these amounts will be sufficient for the upcoming year, nor does it believe that the current business will be able to sustain the anticipated growth of the operations. Management will attempt to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes. On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. The Company has sold $900,000 in Notes. There can be no assurance that any more Notes will be sold under the previously described private placement of the Company’s securities.

Cash flows used from operations totaled $174,024 for the year ended December 31, 2006, compared to cash provided from operations of $85,923 for the year ended December 31, 2005. The decrease in cash flow from operations is predominantly due to (i) the loss incurred in 2006 (predominantly due to stock issued for services related to the reverse merger), (ii) an increase in accounts receivable, and (iii) an increase in prepaid expenses offset by (i) a decrease in inventory and (ii) an increase in accounts payable and accrued expenses.

Cash flows used by investing activities decreased to $398,334 for the year ended December 31, 2006 compared to $517,204 for the year ended December 31, 2005. While capital expenditures have decreased during 2006, management expects to substantially increase its investment in fixed assets during 2007. This increase will predominantly be related to the acquisition of AGN Networks Inc. (which occurred on March 6, 2007) and the execution of its business plan. If the Company is unable to obtain the necessary capital to invest in fixed assets the business plan for AGN Networks Inc. and the Company would be adversely affected.

Cash flows from financing activities increased to $747,516 for the year ended December 31, 2006 compared to $423,238 for the year ended December 31, 2005. The increase was predominantly due to proceeds from notes which were later converted to common stock.

During March 2005, the Company obtained a $350,000 credit line that bears interest at 0.5% above the prime interest rate. The credit line requires an annual 30 day clean up provision and can be converted into a three year term note at the bank’s discretion. At December 31, 2006, the entire amount of the credit line was outstanding and the weighted average interest rate was 7.88%. The credit line is guaranteed by certain officers of the Company. The Company is currently not in compliance with the 30 day clean up clause of the credit line. The lender has not sought to exert any of its rights pertaining to the Company’s noncompliance. The Company and the lender are currently negotiating to change several of the terms of the credit line.

The Company has two letters of credit outstanding with the same lender for a total of $41,394. Both letters of credit expire during 2007.

During May 2006, the Company issued two promissory notes for $75,000 each. Interest on these notes accrue at 2% and the notes were to mature on or before August 22, 2006 or upon receipt or gross proceeds of at least $250,000 from the sale of any debt or equity securities. During July 2006, the Company received gross proceeds of over $250,000 in debt and triggered the default interest rate of 8% and the holder of the promissory notes has extended the maturity date to December 31, 2006. The Company has not paid off the Note and is in negotiations with the lender to either extend the maturity of the note or convert the note into common stock

During July 2006, the Company sold rights to purchase shares of common stock of the Company pursuant to subscription agreements totaling $1,150,000. The subscription agreement offered shares at prices ranging from $0.16 to $0.40 per share and it was contingent on the Company completing a reverse merger into a public entity. The reverse merger was completed in November 2007. These subscription agreements were treated as loans, until November 2007 due to the fact that Juma Technology LLC could not sell common stock. Once the reverse merger was consummated the 4,250,000 shares of common stock were issued and the loans were cancelled. The Company has a subscription receivable of $18,427 outstanding as of December 31, 2006.

The following summarizes the Company’s principal contractual obligations as of December 31, 2006:

	2007	2008	2009	2010	2011	2012 and thereafter	Total
Credit Line	$350,000	$-	$-	$-	$-	$-	$350,000
Notes Payable (1)	236,198	48,000	48,288	48,606	26,333	-	407,425
Contractual Obligations (2)	795,000	914,250	1,051,390	-	-	-	2,760,640
Operating lease obligations (3)	227,829	228,985	238,883	245,862	243,793	690,292	1,875,644
Purchase obligations	-	-	-	-	-	-	-
	$1,609,027	$1,191,235	$1,338,561	294,468	$270,126	$690,292	$5,393,709

(1)	Includes notes payable and the future minimum lease payments on capital leases.
(2)	Includes the minimum contractual amount due certain executive officers over the life of their respective employment contracts.
(3)	Includes the minimum annual lease payments on the Company’s facilities and office equipment.

Off Balance Sheet Arrangements

As of December 31, 2006, there were no off balance sheet arrangements.

Critical Accounting Policies

Our accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require our management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are important to the portrayal of our financial condition and results of operations and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management’s future estimates with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from financial conditions and results reported based on management’s current estimates.

Cash Equivalents

Juma considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Revenue Recognition

Juma derives revenue primarily from the sale and service of communication systems and applications. Juma recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer. Revenues from the sales of products that include installation services are recognized on the percentage of completion basis pursuant to the provisions of Statement of Position No. 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts" and Accounting Research Bulletin ("ARB") No. 45, "Long-term Construction-type Contracts". For each contract, the Company compares the costs incurred in the course of performing such contract during a reporting period to the total estimated costs of full performance of the contract and recognizes a proportionate amount of revenue for such period. Juma also derives revenue from maintenance services, including services provided under contracts and on a time and materials basis. Maintenance contracts typically have terms that range from one to five years. Revenue from services performed under maintenance contracts is deferred and recognized ratably over the term of the underlying customer contract or at the end of the contract, when obligations have been satisfied. For services performed on a time and materials basis, revenue is recognized upon performance of the services. Juma also earns commissions on maintenance contracts. Revenues are recognized on the commissions over the term of the related maintenance contract.

Rebates From Vendors

In November 2002, the FASB reached a consensus on EITF Issue No. 02-16."Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF No. 02-16"). EITF No. 02-16 provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of sales if the rebate is a payment for assets or services delivered to the vendor, the cash consideration should be characterized as revenue, or if the rebate is a reimbursement of costs incurred to sell the vendor's products, the cash consideration should be characterized as a reduction of that cost.

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options utilizing the treasury stock method. There were no potentially dilutive shares for the year ended December 31, 2005. The effect of the potentially dilutive shares for the year ended December 31, 2006 have been ignored, as their effect would be antidilutive. Total potentially dilutive shares excluded from diluted weighted shares outstanding at December 31, 2006 totaled 668,000.

Inventory

Inventory, which consists of finished goods, is valued at the lower of cost or market. The first-in, first-out method is used to value the inventory.

Fixed Assets

Fixed assets are recorded at cost. Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments, which substantially extend the useful life of the property, are capitalized at cost. Upon sale or other disposition of assets, the costs and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

Depreciation is computed using the straight-line method based on the estimated useful lives as follows:

Office equipment	5 years
Software	5 years
Vehicles	5 years
Furniture and fixtures	7 years

Leasehold improvements are depreciated over their lease terms, or useful lives if shorter. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Leased Employees

Juma leases substantially all its employees from an unrelated party. In addition to reimbursing the third party for the salaries of the leased employees, Juma is charged a service fee by the third party which is designed to cover the related employment taxes and benefits.

 Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;
F-2	Balance Sheet as of December 31, 2006;
F-3	Statements of Operations for the years ended December 31, 2006 and 2005;
F-4	Statement of changes in stockholders’ equity for the years ended December 31, 2006 and 2005;
F-5	Statements of cash flows for the years ended December 31, 2006 and 2005;
F-6	Notes to Financial Statements;

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Juma Technology, Corp.

We have audited the accompanying balance sheet of Juma Technology, Corp. as of December 31, 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Juma Technology, Corp as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Seligson & Giannattasio, LLP
White Plains, New York
March 21, 2007

Juma Technology, Corp.
Balance Sheet
December 31, 2006

ASSETS
Current assets:
Cash	$191,470
Accounts receivable	3,990,836
Inventory	262,974
Note receivable	251,041
Prepaid expenses	60,531
Prepaid purchases	369,964
Other current assets	50,092
Total current assets	5,176,908

Fixed assets, (net of accumulated depreciation of $282,388)	899,365

Other assets:
Security deposits	9,482
Total assets	$6,085,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Credit line	$350,000
Notes payable	155,926
Current portion of long-term debt	62,909
Accounts payable	2,825,597
Accrued expenses and taxes payable	282,460
Deferred revenue	376,304
Deferred tax liability	76,696
Total current liabilities	4,129,892

Long-term debt, net of current maturities	143,134
Deferred tax liability	230,087
Total liabilities	4,503,113

Commitments and contingencies

Stockholders’ equity
Common stock, $0.0001 par value, 900,000,000 shares authorized, 41,535,000 shares issued and outstanding	4,154
Additional paid in capital	3,505,961
Subscription receivable	(18,427)
Retained deficit	(1,909,046)
Total stockholders’ equity	1,582,642
Total liabilities and stockholders’ equity	$6,085,755
The accompanying notes are an integral part of these Financial Statements.

Juma Technology, Corp.
Statement of Operations
Year Ended December 31,

	2006	2005

Sales	$11,063,329	$7,577,591
Cost of goods sold	7,312,516	5,011,629
Gross margin	3,750,813	2,565,962

Operating expenses:
Selling	1,060,324	884,305
Consulting	1,374,531	-
General and administrative	2,454,714	1,493,967
Total operating expenses	4,889,569	2,378,272

(Loss)/income from operations	(1,138,756)	187,690

Interest income/expense, (net)	(76,198)	(53,692)

(Loss)/income before income taxes	(1,214,954)	133,998
Provision/(benefit) for income taxes	313,199	(31,075)

Net (loss)/income	$(1,528,153)	$165,073

Basic and fully diluted net (loss)/income per share	$(0.05)	$0.01
Weighted average common shares outstanding	33,938,942	26,900,000

The accompanying notes are an integral part of these Financial Statements.

Juma Technology, Corp.
Statements of Changes in the Stockholders’ Equity
Year ended December 31, 2006 and 2005

	Common Stock		Additional Paid-In Capital	Subscription Receivable	Members’ Equity	Retained Earnings	Total Equity
	Share	Amount
Balance - January 1, 2005	-	$-	$-	$-	$896,050	$-	$896,050
Capital contributions					6,678		6,678
Net income					165,073		165,073

Balance - December 31, 2005	-	-	-	-	1,067,801	-	1,067,801

Member distributions					(277,839)		(277,839)
Recapitalization due to merger	30,150,000	3,016	1,107,952		(1,170,855)		(59,887)
Stock issued for services	5,024,269	502	1,356,051				1,356,553
Warrants issued			17,978				17,978
Net income					380,893	(1,909,046)	(1,528,153)
Conversion of debt	6,360,731	636	1,005,553				1,006,189
Subscription receivable			18,427	(18,427)

Balance - December 31, 2006	41,535,000	$4,154	$3,505,961	$(18,427)	$-	$(1,909,046)	$1,582,642

The accompanying notes are an integral part of these Financial Statements

Juma Technology Corp.
Statements of Cash Flows
Year ended December 31,

	2006	2005
Operating Activities
Net (loss)/income	$(1,528,153)	$165,073
Adjustments to reconcile net (loss)/income to net cash (used) provided by operating activities:
Depreciation	178,096	67,717
Deferred taxes	293,057	(31,075)
Cost of warrants	17,978	-
Shares issued for services	1,356,051	-
Changes in operating assets and liabilities:
Accounts receivable	(2,185,258)	(649,837)
Inventory	1,157,615	(919,379)
Other current assets	115,718	(235,886)
Prepaid expenses	(430,495)	-
Security deposit	8,183	(2,936)
Accounts payable and accrued expenses	597,032	1,692,246
Deferred revenue	246,152	-
Net cash flows (used) provided by operating activities	(174,024)	85,923

Investing Activities
Acquisition of fixed assets	(298,444)	(517,204)
Note receivable - related party	(99,890)	-
Net cash flows used by investing activities	(398,334)	(517,204)

Financing Activities
Proceeds from credit line	-	350,000
Proceeds from loan	-	100,000
Repayment of loan	(100,000)	-
Proceeds from notes payable	1,162,115	-
Distributions to members	(277,839)	6,678
Repayment of long-term debt	(36,760)	(33,440)
Net cash flows provided by financing activities	747,516	423,238

Net change in cash	175,158	(8,043)
Cash, beginning of year	16,312	24,355
Cash, end of year	$191,470	$16,312

Supplemental Cash Flow Information:
Interest paid	$69,335	$50,359
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of fixed assets through capital lease	$172,187	$-
Stock issued in conversion of notes payable	$1,006,189	$-
Stock issued for services	$1,356,051	$--

The accompanying notes are an integral part of these Financial Statements.

Juma Technology, Corp.
Notes to Financial Statements
December 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Juma Technology, LLC, was formed in the State of New York on July 12, 2002. It provides communication systems, applications and services to businesses, government agencies and other organizations. The product offerings include telephony systems that converge voice, data, video and other traffic across a single unified network, traditional voice communication systems, contact center infrastructure and applications in support of customer relationship management and unified communications applications.

On November 14, 2006, Juma Technology LLC consummated an agreement with X and O Cosmetics, Inc. to merge 100% of its member interests (“Reverse Merger”) in exchange for 33,250,731 shares of common stock in X and O Cosmetics, Inc. The transaction was treated for accounting purposes as a recapitalization by Juma Technology LLC as the accounting acquirer.

As part of the Reverse Merger, the former officer and director of X and O Cosmetics, Inc., Glen Landry returned 251,475,731 of his shares of common stock back to treasury, so that following the transaction there were 41,535,000 shares of common stock issued and outstanding.

On January 28, 2007, XO changed its name to Juma Technology, Corp.

Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company derives revenue primarily from the sale and service of communication systems and applications. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer. Revenues from the sales of products that include installation services are recognized on the percentage of completion basis pursuant to the provisions of Statement of Position No. 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts" and Accounting Research Bulletin ("ARB") No. 45, "Long-term Construction-type Contracts". For each contract, the Company compares the costs incurred in the course of performing such contract during a reporting period to the total estimated costs of full performance of the contract and recognizes a proportionate amount of revenue for such period. Revenue from the sales of products that include installation services is recognized at the time the products are installed, after satisfaction of all the terms and conditions of the underlying

Juma Technology, Corp.
Notes to Financial Statements
December 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

customer contract. The Company also derives revenue from maintenance services, including services provided under contracts and on a time and materials basis. Maintenance contracts typically have terms that range from one to five years. Revenue from services performed under maintenance contracts is deferred and recognized ratably over the term of the underlying customer contract or at the end of the contract, when obligations have been satisfied. For services performed on a time and materials basis, revenue is recognized upon performance of the services. The Company also earns commissions on maintenance contracts. Revenues are recognized on the commissions over the term of the related maintenance contract.

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. Advertising and promotional costs totaled $52,339 and $30,341 for the year ended December 31, 2006 and 2005, respectively.

Rebates from Vendors

In November 2002, the FASB reached a consensus on EITF Issue No. 02-16."Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF No. 02-16"). EITF No. 02-16 provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of sales if the rebate is a payment for assets or services delivered to the vendor, the cash consideration should be characterized as revenue, or if the rebate is a reimbursement of costs incurred to sell the vendor's products, the cash consideration should be characterized as a reduction of that cost. The Company has reported rebates totaling $404,685 and $470,467 for the year ended December 31, 2006 and 2005.

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options utilizing the treasury stock method. There were no potentially dilutive shares for the year ended December 31, 2005. The effect of the potentially dilutive shares for the year ended December 31, 2006 have been ignored, as their effect would be antidilutive. Total potentially dilutive shares excluded from diluted weighted shares outstanding at December 31, 2006 totaled 668,000.

Juma Technology, Corp.
Notes to Financial Statements
December 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Bad Debts

Due to the quality of its customers, the Company has historically had no material bad debts. The Company has therefore not provided for an allowance for uncollectible accounts receivable.

Inventory

Inventory, which consists of finished goods, is valued at the lower of cost or market. The first-in, first-out method is used to value the inventory.

Fixed Assets

Fixed assets are recorded at cost. Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments, which substantially extend the useful life of the property, are capitalized at cost. Upon sale or other disposition of assets, the costs and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

Depreciation is computed using the straight-line method based on the estimated useful lives as follows:

Office equipment	5 years
Software	5 years
Vehicles	5 years
Furniture and fixtures	7 years

Leasehold improvements are depreciated over their lease terms, or useful lives if shorter. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Fair Value

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2006 and 2005, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Juma Technology, Corp.
Notes to Financial Statements
December 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded if there is uncertainty as to the realization of deferred tax assets.

Through November 14, 2006, the Company was a limited liability company and as such had elected to be taxed as a partnership for federal and state purposes. In lieu of income taxes, the members of a limited liability company are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision or liabilities for Federal and State income taxes have been included in the financial statements. The Company is taxed as an unincorporated business for New York City purposes.

Leased Employees

The Company leases substantially all its employees from an unrelated party. In addition to reimbursing the third party for the salaries of the leased employees, the Company is charged a service fee by the third party which is designed to cover the related employment taxes and benefits.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development Costs

Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative uses is capitalized. Research and development costs include direct costs and payments for leased employees. There were no research and development cost during the year ended December 31, 2006 and 2005.

Juma Technology, Corp.
Notes to Financial Statements
December 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes that concentration with regards to accounts receivable is limited due to its customer base. The Company had uninsured cash balances at December 31, 2006 of $34,625. The Company did not have any uninsured cash balances at December 31, 2005, although, from time to time during the year, the Company’s cash balances may have exceeded the insured limits.

Reclassification

Certain amounts included in 2005 financial statements have been reclassified to conform with the 2006 presentation.

Recent Accounting Pronouncements

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“FASB No. 155”). FASB No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

FASB No. 155:

a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

c.
Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

e.
Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

Juma Technology, Corp.
Notes to Financial Statements
December 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

FASB No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of FASB No. 155 may also be applied upon adoption of FASB No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of FASB No. 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of FASB No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis.

At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. The cumulative-effect adjustment should be disclosed gross (that is, aggregating gain positions separate from loss positions) determined on an instrument-by-instrument basis. Prior periods should not be restated. The Company does not believe there will be any effect on the financial statements upon adopting FASB No. 155.

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (FASB Statement No. 156”). FASB No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB No. 156 is effective for years beginning after September 15, 2006. The Company does not believe FASB No. 156 will have a material effect on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently reviewing the potential effect of this statement on its financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R” (“FASB No. 158”). This Statement improves financial reporting by

Juma Technology, Corp.
Notes to Financial Statements
December 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not believe FASB No. 158 will have any material effect on its financial statements.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

2006
Billed	$1,083,311
Unbilled (costs in excess of billings)	2,907,525
$3,990,836

Management expects that the unbilled receivables account will be collected; therefore, no allowance for doubtful accounts has been recorded on this balance. During 2006, there were specific receivables and a note totaling $160,105 which were deemed uncollectible and have been reflected as bad debts.

NOTE 3 - NOTE RECEIVABLE

On December 15, 2006, the Company loaned $250,000 to AGN Networks, Inc. a Florida corporation (“AGN”), pursuant to the terms of a Promissory Note (the “Note”). The Note is unsecured and bears interest at the rate of 8% per annum payable to the Company on or about December 15, 2007. As of December 31, 2006, the total amount of the loan plus accrued interest was $251,041.

Subsequently, the Company acquired AGN and half of this note was forgiven. See Note 15 - Subsequent Events.

Juma Technology, Corp.
Notes to Financial Statements
December 31, 2006

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following at December 31, 2006:

Office equipment	$681,767
Furniture and fixtures	131,779
Software	171,470
Leasehold improvements	119,110
Vehicles	77,627
1,181,753
Less: Accumulated depreciation	282,388
$899,365

Depreciation expense for the year ended December 31, 2006 and 2005 totaled $178,096 and $67,717, respectively.

Fixed assets under capital leases are comprised of $98,107 of office equipment, $19,259 of furniture and fixtures and $160,530 of software for the year ended December 31, 2006, less accumulated depreciation of $77,342 for the year ended December 31, 2006.

NOTE 5 - CREDIT LINE

During March 2005, the Company obtained a $350,000 credit line that bears interest at 0.5% above the prime interest rate. The credit line requires an annual 30 day clean up provision and can be converted into a three year term note at the bank’s discretion. At December 31, 2006 the entire amount of the credit line was outstanding and the weighted average interest rate was 7.88%. The credit line is guaranteed by certain officers of the Company. The Company is currently not in compliance with the 30 day clean up clause of the credit line. The lender has not sought to exert any of its rights pertaining to the Company’s noncompliance. The Company and the lender are currently negotiating to change several of the terms of the line.

The Company has two letters of credit outstanding with the same lender for a total of $41,394. Both letters of credit expire during 2007.

Juma Technology, Corp.
Notes to Financial Statements
December 31, 2006

NOTE 6 - NOTES PAYABLE

During May 2006, the Company issued two promissory notes for $75,000 each. Interest on these notes accrue at 2% and the notes mature on or before August 22, 2006 or upon receipt or gross proceeds of at least $250,000 from the sale of any debt or equity securities. During July 2006, the Company received gross proceeds of over $250,000 in debt and triggered the default interest rate of 8% and the holder of the promissory notes has extended the maturity date to December 31, 2006. The Company is in negotiations with the lender to either extend the maturity of the note or convert the note into common stock.

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:

2006
Note payable monthly installments of $362, including interest secured by the related vehicle. Interest accrues at 11% and the note matures in 2007	$8,706
Note payable monthly installments of $326, including interest secured by the related vehicle. Interest accrues at 10% and the note matures in 2011	15,350
Capital lease obligations (Note 8)	181,987
206,043
Less: current portion	62,909
Non-current portion	$143,134

Long-term debt matures as follows:

December 31,
2007	$62,909
2008	34,895
2009	39,014
2010	43,620
2011	25,605
$206,043

Juma Technology, Corp.
Notes to Financial Statements
December 31, 2006

NOTE 8 - CAPITAL LEASE OBLIGATIONS

CIT Group
The Company leases equipment under capital lease arrangements with CIT Group. Pursuant to the lease, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased for one hundred and one dollars ($101).

The lease which is dated August 24, 2004 is for telephone and computer equipment. The term of the lease is thirty-six months with monthly payments of $2,687, which is equal to the cost to amortize $86,450 over a 3-year period at an interest rate of 8.372% per annum.

Great America Leasing Corp.
The Company leases furniture under capital lease arrangements with Great America Leasing Corp. Pursuant to the lease, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased for one dollar ($1).

The lease dated December 20, 2004 is for furniture for the Long Island and the New York City offices. The term of the lease is thirty-six months with monthly payments of $717, which is equal to the cost to amortize $19,259 over a 3-year period at an interest rate of 20.13% per annum.

CitiCorp Vendor Finance, Inc.
The Company leases software and computer equipment under capital lease arrangements with CitiCorp Vendor Finance, Inc. Pursuant to the lease, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased for one dollar ($1).

The lease dated June 2, 2006 is for software and computer equipment for the Company. The term of the lease is sixty months with monthly payments of $3,770.69, which is equal to the cost to amortize $172,187 over a 5-year period at an interest rate of 11.32% per annum.

Juma Technology, Corp.
Notes to Financial Statements
December 31, 2006

NOTE 8 - CAPITAL LEASE OBLIGATIONS (continued)

Future minimum lease payments are as follows:

December 31,
2007	$69,075
2008	45,248
2009	45,248
2010	45,248
2011	22,625
227,444
Less: interest portion	45,457
Present value of net minimum lease payments	181,987
Less: current portion	54,204
$127,783

NOTE 9 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liability is comprised as follows for the year ended December 31:

2006
Deferred tax liability:
Conversion to accrual basis tax filings	$306,783

The Company's income tax expense consists of the following for the years ended:

	December 31,	December 31,
	2006	2005
Current:
Federal	$13,428	$-
State and local	6,714	-
Total	20,142	-

Deferred:
Federal	220,873	-
State and local	72,184	(31,075)
Total	293,057	(31,075)
(Benefit) provision for income taxes	$(313,199)	$(31,075)

Juma Technology, Corp.
Notes to Financial Statements
December 31, 2006

NOTE 9 - INCOME TAXES (continued)

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	December 31,
	2006	2005

U.S. Federal income tax statutory rate	(34)%	34%
State income taxes	(8)	8
Consulting services	47	-
Conversion to accrual basis	10	-
Profit not taxed to corporation	13	-
Miscellaneous	(2)	-
LLC income not taxed federal or state	-	(19)

Effective tax rate	26%	23%

NOTE 10 - MAJOR CUSTOMERS

Revenues to a single customer that exceed ten percent (10%) of total revenues during the year ended December 31, 2006 and 2005 are as follows:

	2006	2005
Customer A	$2,164,018
Customer B		$801,816

One customer accounted for more than 10% of the outstanding accounts receivable at December 31, 2006 and 2005.

NOTE 11 - MAJOR SUPPLIERS

The Company predominately uses one supplier to purchase their products. This supplier accounted for more than 90% of total equipment purchased during the year ended December 31, 2006 and 2005.

Juma Technology, Corp.
Notes to Financial Statements
December 31, 2006

NOTE 12 - LEASE COMMITMENTS

The Company leases its Long Island (from a related party - see footnote 14) and New York City premises, pursuant to two sublease agreements accounted for as operating leases. The lease on the Long Island premises expires on May 31, 2016 and the New York City premises lease expires on November 30, 2011. Both premises are under a non-cancelable operating lease.

The Company also has operating leases for office equipment. The operating leases are for forty-eight months and expire December 9, 2008.

The following is a schedule of future minimum rental payments required under all operating leases:

December 31,
2007	$227,829
2008	228,985
2009	238,883
2010	245,862
2011	243,793
2012 and thereafter	690,292
$1,875,644

Equipment and facilities rental for the year ended December 31, 2006 and 2005 totaled $215,642 and $219,125, respectively.

Juma Technology, Corp.
Notes to Financial Statements
December 31, 2006

NOTE 13 - STOCKHOLDERS’ EQUITY

On November 14, 2006, X and O Cosmetics, Inc., (“XO”) consummated an agreement with Juma Technology, LLC, pursuant to which XO acquired 100% of Juma Technology LLC’s member interests in exchange for 33,250,731 shares of our common stock (the “Reverse Merger”). The transaction was treated for accounting purposes as a recapitalization by Juma Technology LLC as the accounting acquirer.

As part of the Reverse Merger, our former officer and director, Glen Landry returned 251,475,731 of his shares of common stock back to treasury, so that following the transaction there were 41,535,000 shares of common stock issued and outstanding. The shares of our common stock issued to former members of Juma Technology, LLC may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these shares contain a legend stating the same. In addition, all shares of common stock held by the former members of Juma Technology, LLC are generally subject to lock-up provisions that provide restrictions on the future sale of common stock by the holders for a period of one year following the issuance of said shares.

Of the 41,535,000 shares issued, 10,000 shares were issued to an employee for services and 5,024,269 shares were issued to investors and consultants for services. The shares were valued at the fair value on the date of issuance.

During July 2006, the Company sold rights to purchase shares of the Company’s common stock pursuant to subscription agreements totaling $1,150,000. The subscription agreement offered shares at prices ranging from $0.16 to $0.40 per share and it was contingent on the Company completing a reverse merger into a public entity. The reverse merger was completed in November 2007. These subscription agreements were treated as loans, until November 2007 due to the fact that Juma Technology LLC could not sell common stock. Once the reverse merger was consummated the 4,250,000 shares of common stock were issued and the loans were cancelled. The Company has a subscription receivable of $18,427 outstanding as of December 31, 2006,

During December 2006, 668,000 warrants were issued to various consultants for services. The warrants are exercisable at $0.50 per share and have a five year maturity. The Company recorded a charge for consulting fees totaling $17,978, the value of the warrants on the date of issuance which was calculated using the Black-Scholes valuation method.

NOTE 14 - RELATED PARTY TRANSACTIONS

Loan Receivable

Throughout 2006 and 2005, the Company made interest-free advances to Toledo Realty, LLC (“Toledo”), an entity owned by certain officers and employees of the Company. The advances were primarily used for the acquisition and improvements made to a building now owned by Toledo and leased to the Company (see below). This loan was repaid in full by December 31, 2006.

Juma Technology, Corp.
Notes to Financial Statements
December 31, 2006

NOTE 14 - RELATED PARTY TRANSACTIONS (continued)

Facilities Lease

On June 1, 2006, the Company entered into a 10 year non-cancelable lease agreement with Toledo for its Long Island headquarters. Among other provisions, the lease provides for monthly rental payments of $10,500 per month and includes provisions for scheduled increases to the monthly rental. In addition, the Company is required to reimburse Toledo for the real estate taxes on the building. The lease agreement also provides for two five year lease extensions. Pursuant to the lease, the Company was required to provide a security deposit totaling $21,000. The Company has not provided this deposit to Toledo.

NOTE 15 - SUBSEQUENT EVENTS

Convertible Promissory Notes

On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. The Company has sold $900,000 in Notes. There can be no assurance that any more Notes will be sold under the previously described private placement of the Company’s securities.

Stock Options

On January 28, 2007 the Company adopted the 2006 Stock Option Plan of Juma Technology Corp., (the “Plan”). The Plan provides for up to 6,228,750 shares of incentive and non-qualified options that may be granted to employees, directors and certain key affiliates. Under the Plan, incentive options may be granted at not less than the fair market value on the date of grant and non-statutory options may be granted at or below fair market value. The Company wishes to utilize the Plan to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by key employees, directors, and others. Options under the Plan will be either “incentive options” under Section 422A of the Internal Revenue Code of 1986, as amended, or “non-qualified stock options” which are not intended to so qualify. From February 8, 2007 to March 6, 2007 the Company granted 2,260,000 stock options at exercise prices ranging from $0.50 to $1.00.

Juma Technology, Corp.
Notes to Financial Statements
December 31, 2006

NOTE 15 - SUBSEQUENT EVENTS (continued)

Acquisition of AGN Networks, Inc.

On March 6, 2007, the Company completed the acquisition of AGN Networks, Inc. ("AGN") through the merger of AGN into a newly formed wholly-owned subsidiary of the Company pursuant to an Agreement and Plan of Merger, dated March 6, 2007 (the "Agreement"). In accordance with the terms and provisions of the Agreement, in exchange for all for of the capital stock of AGN, the Company paid a total of $200,000 to Mr. Ernie Darias and Mr. Albert Rodriquez (the "AGN shareholders"). This amount was paid by issuing 90 day promissory notes to each of Mr. Darias and Mr. Rodriquez. In addition, the Agreement provides that Juma will forgive $125,000 of the loan previously made to AGN. Also, the Company issued an aggregate of 320,000 shares of common stock to the shareholders of AGN in connection with the Agreement. The Company committed that the 320,000 shares will have a value of at least $640,000 one year from the date of the Agreement or the Company will issue the AGN shareholders a two-year promissory note reflecting the difference between the value of the 320,000 shares and $640,000. The Company also paid off certain obligations of AGN to Avatel Technologies, Inc., an entity owned by certain shareholders of AGN, in the aggregate amount of $675,000 by paying $200,000 in cash and by issuing a promissory note for the balance. The Company has entered into an employment agreement with Mr. Rodriquez. The Employment Agreement with Mr. Rodriquez is for a term of two years and a base salary of $125,000 per annum.

Lease Commitments

On March 15, 2007, AGN signed a lease for 3,200 square feet of office space in Deerfield Beach, Florida. The lease calls for a base rent of $22.00 per square foot and expires on March 31, 2010.

On March 16, 2007, Juma signed a lease for 3,164 square feet of office space and 2,982 square feet of warehouse space in Burlington City, New Jersey. The lease calls for a base rent of $9.00 per square foot of office space and $5.00 for warehouse space plus any construction costs. The lease will have a five year term.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. David Giangano and Chief Financial Officer, Mr. Anthony Fernandez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names of Juma’s directors and executive officers, their ages and positions with the Company.

Name	Age	Position(s) and Office(s) Held

David Giangano	45	Chief Executive Officer, Director
Frances Vinci	55	EVP of Professional Services, Director
Joseph Fuccillo	34	Chief Technology Officer, Director
Joseph Cassano	48	EVP of Sales, Director
Anthony Fernandez	39	Chief Financial Officer, Director

Set forth below is a brief description of the background and business experience of each of our executive officer and director.

David Giangano - Chief Executive Officer and Director

Mr. Giangano is the founder of Juma and has extensive experience in building strategic alliances, structuring joint ventures, and negotiating partnerships. He also brings 20 years of experience designing and developing a broad spectrum of IT solutions, including those that pertain to telecommunications systems, IT systems integration, voice & data convergence, and application development. Mr. Giangano currently holds multiple patents in disciplines ranging from data encryption to specialized data acquisition and digital signal processing applications. His technical writings have been published in NASA and IEEE (Institute of Electrical and Electronics Engineers) journals and magazines. From 2000 to 2002, Mr. Giangano was the Senior Vice President of Engineering and System Services at 5B Technologies. From 1997 to 2000 Mr. Giangano founded and operated Tailored Solutions, a voice and data systems integration and consulting firm, which was acquired by 5B Technologies. Mr. Giangano earned a Bachelor of Science degree in Electrical Engineering and spent 10 years with Northrop Grumman Corporation as a Senior Design Engineer and Project Leader

Frances Vinci -Executive Vice President of Professional Services and Director

Ms. Frances Vinci co-founded Juma in 2002 and has 20 years of experience as an Operations, Sales and Human Resources Director. Ms. Vinci initiated both the telemarketing and professional services division. From 1999 to 2002, Ms. Vinci was the Director of Professional services at 5B
Technologies. In that capacity, Ms. Vinci created and implemented an IT outsourcing and consulting division. From 1980 to 1999, Ms. Vinci worked at Media Communications Inc. as Vice-President of Sales & Operations, starting two divisions and contributed to the company’s revenue by turning a service based division into a profit center.

Joseph Fuccillo - Chief Technology Officer and Director

Prior to becoming Juma's Chief Technology Officer in 2003, Mr. Fuccillo served as Senior Vice President at Xand Corporation, from 1999 to 2003, an IT hosting and managed services provider, from 1999 to 2003. During his tenure at Xand, Mr. Fuccillo was credited with building the company's IT hosting business into a $10 million revenue unit. In 1998 Mr. Fuccillo founded Incisive Technologies, an independent IT consultancy and value added reseller that provided systems design and implementation services. From 1995 to 1998, Mr. Fuccillo led the technology team at Westcon, a major distributor of high-end network and related security products. Mr. Fuccillo began his career as a communications analyst with Orange and Rockland Utilities in 1993. He received a Bachelor of Science degree in Electrical Engineering from Manhattan College and is a certified technician in a variety of areas.

Joseph Cassano - Executive Vice President of Sales and Director

Mr. Cassano joined Juma in 2003 and brings over 25 years of experience in sales and operations in the communications industry. Mr. Cassano is responsible for the sales organization at Juma, designed to partner with customers to help them build the high-performance communications solution required to handle emerging business applications. From 2000 to 2003, Mr. Cassano was the Area Vice President of Sales for Expanets of New York, Avaya's largest and most strategic business partner. Prior to his position with Expanets, Mr. Cassano held executive level positions with market leading technology companies, including Lucent Technologies and AT&T Information Systems. Mr. Cassano started his career in 1980 with The New York Telephone Company, now known as Verizon Communications.

Anthony Fernandez, MBA, CPA - Chief Financial Officer and Director

Mr. Fernandez joined Juma in 2006 and is responsible for all financial matters related to the Company. In 2005, prior to joining Juma, Mr. Fernandez was the Director of Finance for Lexington Corporate Properties Trust where he was responsible for SEC filings, Sarbanes-Oxley compliance and audit compliance. From 2001 to 2005, Mr. Fernandez was the Corporate Controller for Register.com, Inc. Mr. Fernandez managed a $210 million portfolio, all SEC reporting and compliance, tax compliance and financial computer systems implementations. From 1998 to 2001, Mr. Fernandez was the Chief Financial Officer for 5B Technologies Company, a technology and employee staffing company. Prior to this time, Mr. Fernandez had eight years of public accounting experience with various firms. Mr. Fernandez is a Certified Public Accountant in the state of New York and obtained his MBA in accounting from Hofstra University in 1992.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Mr. Giangano has served as a director of the Company since November 14, 2006. Ms. Vinci has served as a director of the Company since November 14, 2006. Mr. Fuccillo has served as a director of the Company since November 14, 2006. Mr. Cassano has served as a director of the Company since November 14, 2006. Mr. Fernandez has served as a director of the Company since November 14, 2006.

Significant Employees

As of December 31, 2006, the Company believes that almost all employees are important to the success of the Company but the only significant individuals are the Company’s’ officers and directors referenced above.

Family Relationships

As of December 31, 2006, there were no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

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

For the year ended December 31, 2006, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2006:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
David Giangano	-	-	-
Frances Vinci	-	-	-
Joseph Fuccillo	-	-	-
Joseph Cassano	-	-	-
Anthony Fernandez	-	-	-

Code of Ethics Disclosure

We adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics was filed as an exhibit to the annual report on Form 10-KSB for the year ended December 31, 2005 and filed with the SEC on January 30, 2006.

We undertake to provide to any person without charge, upon request, a copy of such code of ethics. Such requests should be addressed to the Company at 154 Toledo Street, Farmingdale, New York 11735; attention Anthony Fernandez, CFO.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded (shares)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
David Giangano	CEO and Director	2006 2005 2004	116,260 92,882 52,818	- - -	- - -	- - -	- - -	- - -	- - -
Frances Vinci	EVP and Director	2006 2005 2004	106,107 92,882 52,818	- - -	- - -	- - -	- - -	- - -	- - -
Joseph Fuccillo	CTO and Director	2006 2005 2004	106,107 81,882 33,992	- - -	- - -	- - -	- - -	- - -	- - -
Joseph Cassano	EVP and Director	2006 2005 2004	155,000 150,000 150,000	- 15,567 18,190	- - -	- - -	- - -	- - -	- - -

Compensation to Directors

Our directors did not receive any compensation for their services as director during the year ended December 31, 2006.

Summary of Options Grants

We did not grant any stock options to any executive officer or director during the year ended December 31, 2006. From February 8, 2007 to March 6, 2007 the Company granted 2,260,000 stock options at exercise prices ranging from $0.50 to $1.00. Of these 2,260,000 stock options, 400,000 were granted to executive officers and directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.

Title of class	Name and address of beneficial owner (1)	Amount And Nature of beneficial ownership	Percent of class*
Executive Officers & Directors and more Than 5% Beneficial Owners:
Common	David Giangano, CEO and Director c/o Juma Technology Corp. 154 Toledo Street, Famrmingdale, NY 11735	6,057,300	15%
Common	Frances Vinci, EVP and Director c/o Juma Technology Corp. 154 Toledo Street, Famrmingdale, NY 11735	4,974,000	12%
Common	Joseph Fuccillo, CTO and Director c/o Juma Technology Corp. 154 Toledo Street, Famrmingdale, NY 11735	6,057,300	15%
Common	Joseph Cassano, EVP and Director c/o Juma Technology Corp. 154 Toledo Street, Famrmingdale, NY 11735	4,103,800	10%
Common	Anthony Fernandez, CFO and Director c/o Juma Technology Corp. 154 Toledo Street, Famrmingdale, NY 11735	1,000,000	2%
Common	Mirus Oportunistic Fund c/o Julius Baer Trust Company (Cayman Ltd.) PO Box 1100 GT Windward III, Regata Office Park Grand Cayman	2,500,000	6%
Total of All Directors and Executive Officers:		22,192,400	53%

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

Item 12. Certain Relationships and Related Transactions

Except as described in the following paragraphs, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Throughout 2006 and 2005, the Company made interest-free advances to Toledo Realty, LLC (“Toledo”), an entity owned by David Giangano, Frances Vinci, Joseph Fuccillo, Joseph Cassano, Elizabeth D’Alesandro Steven Harper and Paul Stavola, each of whom is either an officer or employee of the Company. The advances were primarily used for the acquisition and improvements made to a building now owned by Toledo and leased to the Company. This loan was repaid in full by December 31, 2006.

On June 1, 2006, the Company entered into a 10 year non-cancelable lease agreement with Toledo for its Long Island headquarters. Among other provisions, the lease provides for monthly rental payments of $10,500 per month and includes provisions for scheduled increases to the monthly rental. In addition, the Company is required to reimburse Toledo for the real estate taxes on the building. The lease agreement also provides for two five year lease extensions. Pursuant to the lease, the Company was required to provide a security deposit totaling $21,000. The Company has not provided this deposit to Toledo.

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
23.1	Consent of Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from prior filings.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 were approximately $70,000 and $79,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $5,000 and $5,000 for the fiscal years ended December 31, 2006 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2006 and 2005 were $4,000 and $2,000 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juma Technology. Corp.
Registrant
By: /s/ David Giangano
David Giangano
Chief Executive Officer
April 2, 2007

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name/Signature	Title	Date

/s/ David Giangano David Giangano	Chief Executive Officer, Director (Principal Executive Officer)	April 2, 2007

/s/ Anthony Fernandez Anthony Fernandez	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	April 2, 2007

/s/ Frances Vinci Frances Vinci	Director	April 2, 2007

/s/ Joseph Fuccillo Joseph Fuccillo	Director	April 2, 2007

/s/ Joseph Cassano Joseph Cassano	Director	April 2, 2007