Form 10QSB
period 2007-03-31
Juma Technology Corp.
filed 2007-05-21
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from______ to ______________

Commission file number 000-105778

JUMA TECHNOLOGY, CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	68-0605151
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

154 TOLEDO STREET, FARMINGDALE, NY 11735 (Address of Principal Executive Offices) (Zip Code)

(631) 300-1000
(Issuer’s Telephone Number, Including Area Code)

X and O Cosmetics, Inc.; 107 St. Patrick's Street, Donaldsonville, Louisiana 70346; October 31
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 42,330,000 Common Shares as of May 15, 2007

Transitional Small Business Disclosure Format (check one): Yes: ☐ No: ☒

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of March 31, 2007 and December31, 2006	3
	Condensed Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006	4
	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Results of Operations for the three months ended March 31, 2007 and 2006	12-13
	Liquidity and Capital Resources	13-15

Item 3.	Controls and Procedures

	Evaluation of Disclosure Controls and Procedures	15

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

	Signatures	17

	Certifications	18-23

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Juma Technology, Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$72,106	$191,470
Accounts receivable	2,638,178	3,990,836
Inventory	852,620	262,974
Note receivable	-	251,041
Prepaid expenses	90,677	60,531
Prepaid purchases	1,211,458	369,964
Other current assets	8,380	50,092
Total current assets	4,873,419	5,176,908

Fixed assets, (net of accumulated depreciation of $341,102 and $282,388, respectively)	902,871	899,365

Other assets:
Security deposits	55,781	9,482
Total assets	$5,832,071	$6,085,755

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Credit line	$350,000	$350,000
Notes payable	1,203,007	155,926
Current portion of long-term debt	55,141	62,909
Accounts payable	3,649,623	2,825,597
Accrued expenses and taxes payable	353,556	282,460
Deferred revenue	322,796	376,304
Deferred tax liability	-	76,696
Total current liabilities	5,934,123	4,129,892

Long-term debt, net of current maturities	131,404	143,134
Convertible promissory notes	950,000	-
Deferred tax liability	-	230,087
Total liabilities	7,015,527	4,503,113

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.0001 par value, 900,000,000 shares authorized, 42,330,000 and 41,535,000 shares issued and outstanding, respectively	4,233	4,154
Additional paid in capital	3,636,033	3,505,961
Subscription receivable	(18,427)	(18,427)
Retained deficit	(4,805,295)	(1,909,046)
Total stockholders’ deficiency	(1,183,456)	(1,582,642)
Total liabilities and stockholders’ deficiency	$5,832,071	$6,085,755

The accompanying notes are an integral part of these Financial Statements.

Juma Technology, Corp. and Subsidiaries
Condensed Consolidated Statement of Operations
For the three months ended March 31,

	2007	2006

Sales	$2,711,105	$2,194,954
Cost of goods sold	2,422,544	1,313,218
Gross margin	288,561	881,736

Operating expenses:
Selling	679,724	229,773
Goodwill impairment	1,870,259	-
General and administrative	916,088	445,225
Total operating expenses	3,466,071	674,998

(Loss)/income from operations	(3,177,510)	206,738

Interest income/(expense), net	(25,522)	(20,945)

(Loss)/income before income taxes	(3,203,032)	185,793
(Benefit)/Provision for income taxes	(306,783)	1,747

Net (loss)/income	$(2,896,249)	$184,046

Basic and diluted net (loss)/income per share	$(0.07)	$0.01
Weighted average common shares outstanding	42,094,500	26,900,000

The accompanying notes are an integral part of these Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31,

	2007	2006
Operating Activities
Net (loss)/income	$(2,896,249)	$184,046
Adjustments to reconcile net (loss)/income to net cash (used) provided by operating activities:
Depreciation	54,766	35,879
Deferred taxes	(306,783)	(1,569)
Cost of stock options	11,752	-
Changes in operating assets and liabilities:
Accounts receivable	1,352,658	1,066,752
Inventory	(589,646)	-
Note receivable	-	1,279
Other current assets	41,712	(249,268)
Prepaid expenses	(856,640)	225,293
Security deposit	(46,299)	(452)
Accounts payable and accrued expenses	572,586	(1,142,928)
Deferred revenue	(53,508)	181,851
Net cash flows (used) provided by operating activities	(2,715,651)	300,883

Investing Activities
Acquisition of fixed assets	(41,323)	(29,170)
Note receivable	251,041	-
Acquisition of AGN, net of cash	1,724,103	-
Net cash flows provided (used) by investing activities	1,933,821	(29,170)

Financing Activities
Proceeds from loan	-	80,000
Issuance of common stock	(286,075)	-
Proceeds from convertible promissory note	950,000	-
Repayment of loan	-	(140,000)
Payment of loan to affiliate	-	(97,546)
Distributions to members	-	(70,694)
Repayment of long-term debt	(1,459)	(9,499)
Net cash flows provided (used) by financing activities	662,466	(237,739)

Net change in cash	(119,364)	33,974
Cash, beginning of year	191,470	16,312
Cash, end of year	$72,106	$50,286

Supplemental Cash Flow Information:
Interest paid	$26,144	$20,945
Income taxes paid	$455	$-

The accompanying notes are an integral part of these Financial Statements.

Juma Technology, Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Juma Technology, Corp. (the “Company”) is a highly specialized convergence systems integrator with a complete suite of services for the implementation and management of an entities data, voice and video requirements. Juma is focused on providing converged communications solutions for voice, data and video network implementations for various vertical markets with an emphasis in driving long term professional services engagements, maintenance, monitoring and management contracts. Juma utilizes several different technologies in order to provide its expertise and solutions to clients across a broad spectrum of business-critical requirements, regardless of the objectives.  Juma integrates high-speed network routers and high-capacity data switches from the industry’s leading manufacturers and deploys best-of-breed communications solutions with a full range of managed services for its clients. Juma is a complete solution source, enhancing the abilities of an organization’s technical staff and increasing the reliability and functionality of clients’ Information Technology (“IT”) environments. The Company also operates through a wholly owned subsidiary, AGN Networks, Inc. (“AGN”) which was acquired on March 6, 2007 through the Company’s wholly owned subsidiary Juma Acquisition Corp. (“Juma Acquisition”).

While the Company operates through different subsidiaries, management believes that all such subsidiaries constitute a single operating segment since the subsidiaries have similar economic characteristics.

The interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary AGN and Juma Acquisition. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying interim condensed consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-QSB for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-KSB for the fiscal year ended December 31, 2006.

Juma Technology, Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The results and trends on these interim consolidated financial statements for the three months ended March 31, 2007 and 2006 may not be representative of those for the full fiscal year or any future periods

Revenue Recognition

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

For each contract, the Company compares the costs incurred in the course of performing such contract during a reporting period to the total estimated costs of full performance of the contract and recognizes a proportionate amount of revenue for such period. Revenue from the sales of products that include installation services is recognized at the time the products are installed, after satisfaction of all the terms and conditions of the underlying customer contract. The Company also derives revenue from maintenance services, including services provided under contracts and on a time and materials basis. Maintenance contracts typically have terms that range from one to five years. Revenue from services performed under maintenance contracts is deferred and recognized ratably over the term of the underlying customer contract or at the end of the contract, when obligations have been satisfied. For services performed on a time and materials basis, revenue is recognized upon performance of the services. The Company also earns commissions on maintenance contracts. Revenues are recognized on the commissions over the term of the related maintenance contract.

Inventory

Inventory, which consists of finished goods, is valued at the lower of cost or market. The first-in, first-out method is used to value the inventory.

Juma Technology, Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options utilizing the treasury stock method. There were 4,747,568 potentially dilutive shares for the three months ended March 31, 2007. The effect of the potentially dilutive shares for the three months ended March 31, 2007 have been ignored, as their effect would be antidilutive.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

2007
Billed	$1,438,978
Unbilled (costs in excess of billings)	1,199,200
$2,638,178

Management expects that the unbilled receivables account will be collected; therefore, no allowance for doubtful accounts has been recorded on this balance.

NOTE 3 - NOTE RECEIVABLE

On December 15, 2006, the Company loaned $250,000 to AGN Networks, Inc. a Florida corporation (“AGN”), pursuant to the terms of a Promissory Note (the “Note”). The Note is unsecured and bears interest at the rate of 8% per annum payable to the Company on or about December 15, 2007. On March 6, 2007, the Company entered into and closed on an agreement and plan of merger with AGN and as a result AGN has become a wholly-owned subsidiary of the Company. The Company forgave $125,000 of the note receivable.

Juma Technology, Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2007

NOTE 4 - ACQUISITION OF AGN NETWORKS, INC.

On March 6, 2007, the Company completed the acquisition of AGN Networks, Inc. ("AGN") through the merger of AGN into a newly formed wholly-owned subsidiary of the Company , Juma Acquisition, pursuant to an Agreement and Plan of Merger, dated March 6, 2007 (the "Agreement"). In accordance with the terms and provisions of the Agreement, in exchange for all for of the capital stock of AGN, the Company paid a total of $200,000 to Mr. Ernie Darias and Mr. Albert Rodriquez (the "AGN shareholders"). This amount was paid by issuing 90 day promissory notes to each of Mr. Darias and Mr. Rodriquez. In addition, the Agreement provides that Juma will forgive $125,000 of the loan previously made to AGN. Also, the Company issued an aggregate of 320,000 shares of common stock to the shareholders of AGN in connection with the Agreement. The Company committed that the 320,000 shares will have a value of at least $640,000 one year from the date of the Agreement or the Company will issue the AGN shareholders a two-year promissory note reflecting the difference between the value of the 320,000 shares and $640,000. The Company also paid off certain obligations of AGN to Avatel Technologies, Inc., an entity owned by certain shareholders of AGN, in the aggregate amount of $675,000 by paying $200,000 in cash and by issuing a promissory note for the balance. The Company has entered into an employment agreement with Mr. Rodriquez. The Employment Agreement with Mr. Rodriquez is for a term of two years and a base salary of $125,000 per annum.

Associated with the acquisition of AGN the Company recorded goodwill of $1,870,259, which was deemed impaired during the three months ended March 31, 2007.

The following pro forma income statement data presents the consolidated results of operations of the Company had the acquisition of AGN occurred at the beginning of the earliest period presented:

	Three months ended March 31,
	2007	2006
Net revenue	$2,719,491	$2,194,954
Net (loss)/income	(3,038,804)	62,011
Basic and diluted earnings per share	$(0.07)	$0.00

The above pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of such date or the results which may occur in the future.

Juma Technology, Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2007

NOTE 5 - CREDIT LINE

During March 2005, the Company obtained a $350,000 credit line that bears interest at 0.5% above the prime interest rate. The credit line requires an annual 30 day clean up provision and can be converted into a three year term note at the bank’s discretion. At March 31, 2007 the entire amount of the credit line was outstanding and the weighted average interest rate was 8.1%. The credit line is guaranteed by certain officers of the Company. The Company is currently not in compliance with the 30 day clean up clause of the credit line. The lender has not sought to exert any of its rights pertaining to the Company’s noncompliance. The Company and the lender are currently negotiating to change several of the terms of the line.

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

Due to the acquisition of AGN, the Company has assumed a non interest bearing note of $546,199 with a former affiliate of AGN. There is no definitive term for the repayment of this note and the Company is in negotiations with the affiliate to determine specific terms. The Company also has a note outstanding of $497,923 due to the former shareholders of AGN. See Note 4.

NOTE 7 - CONVERTIBLE PROMISSORY NOTES

On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of March 31, 2007, the Company has sold $950,000 in Notes.

Juma Technology, Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2007

NOTE 8 - LEASE COMMITMENTS

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

NOTE 9 - STOCK OPTIONS

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

Through March 31, 2007, the Company has issued 2,180,000 stock options to officers, employees and consultants at exercise prices ranging from $0.50 to $1.00 per share. These options carry a ten year term and vest ratably over 5 years. The options vested during the first 12 months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over 1 year. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $178,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Results of Operations for the three months ended March 31, 2007 and 2006

Revenues for the three months ended March 31, 2007 increased $516,151 or 24% to $2,711,105, compared with revenues of $2,194,954 for the three months ended March 31, 2006. The increase in revenues was predominantly due to increased sales to existing customers.

Cost of goods sold for the three months ended March 31, 2007 increased $1,109,326 or 84% to $2,422,544, compared to $1,313,218 for the three months ended March 31, 2006. The increase is related to the increase in engineers and service desk personnel.

Gross margin for the three months ended March 31, 2007 decreased $593,175 or 67% to $288,561, compared to $881,736 for the three months ended March 31, 2006. The decrease is directly related to the increase in cost of goods sold.

Selling expenses increased by $449,951 or 196% to $679,724 for the three months ended March 31, 2007, compared to $229,773 for the three months ended March 31, 2006. The increase was predominantly due to an increase in the sales force as well as to increases in revenue and the subsequent increased commissions due on those revenues.

General and administrative expenses increased by $470,863 or 106% to $916,088 for the three months ended March 31, 2007, compared to $445,225 for the three months ended March 31, 2006. The increase was predominantly due to (i) forgiveness of debt related to the AGN acquisition (ii) a reduction in rebates (iii) salaries (due to an increase in employees and raises), (iv) general and administrative expenses related to AGN and (v) professional fees offset by a reduction in bad debt expenses.

Interest expense (net) totaled $25,522 for the three months ended March 31, 2007 compared to $20,945 for the comparable period in 2006.

A benefit for income taxes of $306,783 was recorded for the three months ended March 31, 2007 compared to a provision of $1,747 for the three months ended March 31, 2006. This benefit is primarily due to a reversal of a deferred tax liability generated by a change in reporting net income for tax purposes from the cash basis to the accrual basis.

The Company experienced a net loss of $2,896,249 for the three months ended March 31, 2007 compared to net income of $184,046 for the comparable period in 2006. The net loss for the three months ended March 31, 2007 was predominantly due to the impairment of the goodwill ($1,870,259) generated by the AGN acquisition and expenses incurred related to AGN’s operations. Currently AGN does not generate any material revenues, but is does incur significant operational and development expenses that management believes will continue for the foreseeable future.

Liquidity and Capital Resources

As of March 31, 2007, the Company had total current assets of $4,873,419, and total current liabilities of $5,934,123, resulting in a current working capital of $(1,060,704). Also, at March 31, 2007 the Company had $72,106 in cash. Management does not believe that these amounts will be sufficient for the upcoming year, nor does it believe that the current business will be able to sustain the anticipated growth of the operations. Management will attempt to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes. On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”) in a private placement. The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. The Company has sold $950,000 in Notes. There can be no assurance that any more Notes will be sold under the previously described private placement of the Company’s securities.

Cash flows used from operations totaled $2,715,651 for the three months ended March 31, 2007, compared to cash provided by operations of $300,883 for the three months ended March 31, 2006. The decrease in cash flow from operations is predominantly due to (i) the loss incurred in 2007 (predominantly due to impairment of goodwill related to the AGN acquisition), (ii) an increase in prepaid expenses and inventory, and (iii) an a decrease in deferred taxes offset by (i) a decrease in accounts receivable and (ii) an increase in accounts payable and accrued expenses.

Cash flows provided by investing activities increased to $1,933,821 for the three months ended March 31, 2007 compared to cash flows used by investing activities of $29,170 for the three months ended March 31, 2006. While capital expenditures have decreased during 2007, management expects to substantially increase its investment in fixed assets during 2007. This increase will predominantly be related to the acquisition of AGN and the execution of its business plan. If the Company is unable to obtain the necessary capital to invest in fixed assets the business plan for AGN and the Company would be adversely affected.

Cash flows from financing activities increased to $662,466 for the three months ended March 31, 2007 compared cash flows used in financing activities of $237,739 for the three months ended March 31, 2006. The increase was predominantly due to proceeds from convertible notes.

During March 2005, the Company obtained a $350,000 credit line that bears interest at 0.5% above the prime interest rate. The credit line requires an annual 30 day clean up provision and can be converted into a three year term note at the bank’s discretion. At December 31, 2006, the entire amount of the credit line was outstanding and the weighted average interest rate was 8.1%. The credit line is guaranteed by certain officers of the Company. The Company is currently not in compliance with the 30 day clean up clause of the credit line. The lender has not sought to exert any of its rights pertaining to the Company’s noncompliance. The Company and the lender are currently negotiating to change several of the terms of the credit line.

The Company has two letters of credit outstanding with the same lender for a total of $41,394. Both letters of credit expire during 2007.

During May 2006, the Company issued two promissory notes for $75,000 each. Interest on these notes accrue at 2% and the notes were to mature on or before August 22, 2006 or upon receipt or gross proceeds of at least $250,000 from the sale of any debt or equity securities. During July 2006, the Company received gross proceeds of over $250,000 in debt and triggered the default interest rate of 8% and the holder of the promissory notes has extended the maturity date to December 31, 2006. The Company has not paid off the Note and is in negotiations with the lender to either extend the maturity of the note or convert the note into common stock

During July 2006, the Company sold rights to purchase shares of common stock of the Company pursuant to subscription agreements totaling $1,150,000. The subscription agreement offered shares at prices ranging from $0.16 to $0.40 per share and it was contingent on the Company completing a reverse merger into a public entity. The reverse merger was completed in November 2006. These subscription agreements were treated as loans, until November 2006 due to the fact that Juma Technology LLC could not sell common stock. Once the reverse merger was consummated the 4,250,000 shares of common stock were issued and the loans were cancelled. The Company has a subscription receivable of $18,427 outstanding as of March 31, 2007.

On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of March 31, 2007, the Company has sold $950,000 in Notes.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure and controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II-OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”) to “accredited investors” as such term is defined under Regulation D promulgated under the Securities Act of 1933. The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. The Company has sold $950,000 in Notes to investors. Each of these securities holders has represented in the applicable subscription agreement that the Notes and common stock were purchased for investment and that he was an accredited investor under Regulation D. These shares of common stock are restricted shares as defined in the Securities Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juma Technology Corp. (Registrant)

Date: May 18, 2007	/s/ David Giangano
David Giangano Chief Executive Officer, Director (Principal Executive Officer)

Date: May 18, 2007	/s/ Anthony Fernandez
Anthony Fernandez Chief Financial Officer, Director (Principal Financial and Accounting Officer)