Form 10QSB
period 2007-06-30
Juma Technology Corp.
filed 2007-08-17
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 42,455,000 Common Shares as of July 31, 2007

Transitional Small Business Disclosure Format (check one): Yes: ☐ No: ☒

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheet as of June 30, 2007 and December 31, 2006	3
	Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2007 and 2006	4
	Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Results of Operations for the three and six months ended June 30, 2007 and 2006	12-14
	Liquidity and Capital Resources	15-16

Item 3.	Controls and Procedures

	Evaluation of Disclosure Controls and Procedures	17

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Signatures	19

	Certifications	20-23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$143,446	$191,470
Accounts receivable	3,474,581	3,990,836
Inventory	816,090	262,974
Note receivable	–	251,041
Prepaid expenses	153,674	60,531
Prepaid purchases	–	369,964
Other current assets	35,029	50,092
Total current assets	4,622,820	5,176,908

Fixed assets, (net of accumulated depreciation of $381,719 and $282,388, respectively)	932,991	899,365

Other assets:
Security deposits	57,221	9,482
Total assets	$5,613,032	$6,085,755

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Credit line	$350,000	$350,000
Notes payable	1,106,392	155,926
Current portion of long-term debt	93,319	62,909
Accounts payable	4,226,807	2,825,597
Accrued expenses and taxes payable	377,929	282,460
Deferred revenue	197,728	376,304
Deferred tax liability	–	76,696
Total current liabilities	6,352,175	4,129,892

Long-term debt, net of current maturities	177,974	143,134
Convertible promissory notes	1,725,000	–
Deferred tax liability	–	230,087
Total liabilities	8,255,149	4,503,113

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.0001 par value, 900,000,000 shares authorized, 42,455,000 and 41,535,000 shares issued and outstanding, respectively	4,246	4,154
Additional paid in capital	3,658,177	3,505,961
Subscription receivable	–	(18,427)
Retained deficit	(6,304,540)	(1,909,046)
Total stockholders’ deficiency	(2,642,117)	1,582,642
Total liabilities and stockholders’ deficiency	$5,613,032	$6,085,755

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statement of Operations
For the three and six months ended June 30,

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Sales	$3,528,959	$2,394,201	$6,240,064	$4,589,155
Cost of goods sold	2,901,506	1,424,336	5,324,050	2,737,554
Gross margin	627,453	969,865	916,014	1,851,601

Operating expenses:
Selling	629,552	333,516	1,309,276	563,289
Research and development	177,091	–	177,091	–
Goodwill impairment	–	–	1,870,259	–
General and administrative	1,276,974	436,668	2,193,062	881,893
Total operating expenses	2,083,617	770,184	5,549,688	1,445,182

(Loss)/income from operations	(1,456,164)	199,681	(4,633,674)	406,419

Interest income/(expense), net	(43,081)	(12,652)	(68,603)	(33,597)

(Loss)/income before income taxes	(1,499,245)	187,029	(4,702,277)	372,822
(Benefit)/Provision for income taxes	–	2,040	(306,783)	3,787

Net (loss)/income	$(1,499,245)	$184,989	$(4,395,494)	$369,035

Basic and diluted net (loss)/income per share	$(0.04)	$0.01	$(0.11)	$0.01
Weighted average common shares outstanding	42,144,560	26,900,000	41,843,167	26,900,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30,

	2007	2006
Operating Activities
Net (loss)/income	$(4,395,494)	$369,035
Adjustments to reconcile net (loss)/income to net cash (used) provided by operating activities:
Depreciation	95,393	73,120
Deferred taxes	(306,783)	4,770
Cost of stock options	30,722	–
Changes in operating assets and liabilities:
Accounts receivable	516,255	(207,883)
Inventory	(553,116)	–
Other current assets	15,063	9,815
Prepaid expenses	291,821	59,939
Security deposit	(47,739)	(452)
Accounts payable and accrued expenses	1,174,143	(346,899)
Deferred revenue	(178,576)	134,843
Net cash flows (used) provided by operating activities	(3,358,311)	96,288

Investing Activities
Acquisition of fixed assets	(45,477)	(133,805)
Note receivable	251,041	–
Acquisition of AGN, net of cash	1,724,103	–
Net cash flows provided (used) by investing activities	1,929,667	(133,805)

Financing Activities
Proceeds from loan	215,000	702,840
Proceeds from long-term debt	52,660	–
Issuance of common stock	(282,888)	–
Proceeds from convertible promissory note	1,725,000	–
Repayment of loan	(293,576)	(260,000)
Payment of loan to affiliate	–	(107,810)
Subscription receivable	18,427	–
Distributions to members	–	(138,988)
Repayment of long-term debt	(54,003)	(23,096)
Net cash flows provided (used) by financing activities	1,380,620	172,946

Net change in cash	(48,024)	135,429
Cash, beginning of the period	191,470	16,312
Cash, end of the period	$143,446	$151,741

Supplemental Cash Flow Information:
Interest paid	$56,726	$33,597
Income taxes paid	$455	$–

Noncash investing and financing activities
Acquisition of fixed assets through capital lease	$66,593	$–

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Juma Technology Corp. (the “Company”) is a highly specialized convergence systems integrator with a complete suite of services for the implementation and management of an entities data, voice and video requirements. Juma is focused on providing converged communications solutions for voice, data and video network implementations for various vertical markets with an emphasis in driving long term professional services engagements, maintenance, monitoring and management contracts. Juma utilizes several different technologies in order to provide its expertise and solutions to clients across a broad spectrum of business-critical requirements, regardless of the objectives. Juma integrates high-speed network routers and high-capacity data switches from the industry’s leading manufacturers and deploys best-of-breed communications solutions with a full range of managed services for its clients. Juma is a complete solution source, enhancing the abilities of an organization’s technical staff and increasing the reliability and functionality of clients’ Information Technology (“IT”) environments. The Company also operates through a wholly owned subsidiary, AGN Networks, Inc. (“AGN”) which was acquired on March 6, 2007 through the Company’s wholly owned subsidiary Juma Acquisition Corp. (“Juma Acquisition”).

While the Company operates through different subsidiaries, management believes that all such subsidiaries constitute a single operating segment since the subsidiaries have similar economic characteristics.

The interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries AGN and Juma Acquisition. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

The results and trends on these interim condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006 may not be representative of those for the full fiscal year or any future periods

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options utilizing the treasury stock method. There were 4,885,500 potentially dilutive shares for the three and six months ended June 30, 2007. The effect of the potentially dilutive shares for the three and six months ended June 30, 2007 have been ignored, as their effect would be antdilutive.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2007

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

2007
Billed	$2,314,901
Unbilled (costs in excess of billings)	1,159,680
$3,474,581

Management expects that the unbilled receivables account will be collected; therefore, no allowance for doubtful accounts has been recorded on this balance.

NOTE 3 – NOTE RECEIVABLE

On December 15, 2006, the Company loaned $250,000 to AGN Networks, Inc. a Florida corporation (“AGN”), pursuant to the terms of a Promissory Note (the “Note”). The Note is unsecured and bears interest at the rate of 8% per annum payable to the Company on or about December 15, 2007.On March 6, 2007, the Company entered into and closed on an agreement and plan of merger with AGN and as a result AGN has become a wholly-owned subsidiary of the Company. The Company forgave $125,000 of the note receivable.

NOTE 4 – ACQUISITION OF AGN NETWORKS, INC.

On March 6, 2007, the Company completed the acquisition of AGN Networks, Inc. ("AGN") through the merger of AGN into a newly formed wholly-owned subsidiary of the Company, Juma Acquisition pursuant to an Agreement and Plan of Merger, dated March 6, 2007 (the "Agreement"). In accordance with the terms and provisions of the Agreement, in exchange for all for of the capital stock of AGN, the Company paid a total of $200,000 to Mr. Ernie Darias and Mr. Albert Rodriquez (the "AGN shareholders"). This amount was paid by issuing 90 day promissory notes to each of Mr. Darias and Mr. Rodriquez. In addition, the Agreement provides that Juma will forgive $125,000 of the loan previously made to AGN. Also, the Company issued an aggregate of 320,000 shares of common stock to the shareholders of AGN in connection with the Agreement. The Company committed that the 320,000 shares will have a value of at least $640,000 one year from the date of the Agreement or the Company will issue the AGN shareholders a two-year promissory note reflecting the difference between the value of the 320,000 shares and $640,000. The Company also paid off certain obligations of AGN to Avatel Technologies, Inc., an entity owned by certain shareholders of AGN, in the aggregate amount of $675,000 by paying $200,000 in cash and by issuing a promissory note for the balance. The Company has entered into an employment agreement with Mr. Rodriquez. The Employment Agreement with Mr. Rodriquez is for a term of two years and a base salary of $125,000 per annum.

Associated with the acquisition of AGN the Company recorded goodwill of $1,870,259, which was deemed impaired in March 2007.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2007

NOTE 4 – ACQUISITION OF AGN NETWORKS, INC. (continued)

As of June 30, 2007, no payments have been made to AGN shareholders under the promissory note and the AGN shareholders have not sought such payments.

The following pro forma income statement data presents the consolidated results of operations of the Company had the acquisition of AGN occurred at the beginning of the earliest period presented:

	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Six months ended June 30,
	2007	2006	2007	2006
Net revenue	$3,528,959	$2,394,856	$6,248,450	$4,589,810
Net (loss)/income	(1,499,245)	(245,394)	(4,541,048)	(183,113)
Basic and diluted earnings per share	$(0.04)	$0.01	$(0.11)	$0.01

The above pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of such date or the results which may occur in the future.

NOTE 5 – CREDIT LINE

During March 2005, the Company obtained a $350,000 credit line that bears interest at 0.5% above the prime interest rate. The credit line requires an annual 30 day clean up provision and can be converted into a three year term note at the bank’s discretion. At June 30, 2007 the entire amount of the credit line was outstanding and the weighted average interest rate was 8.75%. The credit line is guaranteed by certain officers of the Company. The Company is currently not in compliance with the 30 day clean up clause of the credit line. The lender has not sought to exert any of its rights pertaining to the Company’s noncompliance. The Company and the lender are currently negotiating to change several of the terms of the line.

The Company has two letters of credit outstanding with the same lender for a total of $41,394.Both letters of credit expire during 2007.

NOTE 6 – NOTES PAYABLE

During May 2006, the Company issued two promissory notes for $75,000 each. Interest on these notes accrue at 2% and the notes mature on or before August 22, 2006 or upon receipt or gross proceeds of at least $250,000 from the sale of any debt or equity securities. During July 2006, the Company received gross proceeds of over $250,000 in debt and triggered the default interest rate of 8% and the holder of the promissory notes has extended the maturity date to December 31, 2006.The Company is in negotiations with the lender to either extend the maturity of the note or convert the note into common stock.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2007

NOTE 6 – NOTES PAYABLE (continued)

Due to the acquisition of AGN, the Company has assumed a non interest bearing note of $529,515 with a former affiliate of AGN. There is no definitive term for the repayment of this note and the Company is in negotiations with the affiliate to determine specific terms. The Company also has a note outstanding of $200,000 due to the former shareholders of AGN. See Note 4.

On June 20, 2007, the Company signed a twenty four month lease for software licenses and services with a monthly payment of $6,054.63, which is equal to the cost to amortize $119,253 over a 2 year period at an interest rate of 19.7% per annum.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”).The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of June 30, 2007, the Company has sold $1,725,000 in Notes.

NOTE 8 – LEASE COMMITMENTS

On March 15, 2007, AGN signed a lease for 3,200 square feet of office space in Deerfield Beach, Florida. The lease calls for a base rent of $22.00 per square foot and expires on March 31, 2010.

On March 16, 2007, Juma signed a lease for 3,164 square feet of office space and 2,982 square feet of warehouse space in Burlington City, New Jersey. The lease calls for a base rent of $9.00 per square foot of office space and $5.00 for warehouse space plus any construction costs. The lease will have a five year term. Among other provisions, the lease contains provisions for additional rent for the Company’s proportionate share of real estate and related assessments.

NOTE 9 – STOCK OPTIONS

On January 28, 2007 the Company adopted the 2006 Stock Option Plan of Juma Technology Corp., (the “Plan”).The Plan provides for up to 6,228,750 shares of incentive and non-qualified options that may be granted to employees, directors and certain key affiliates. Under the Plan, incentive options may be granted at not less than the fair market value on the date of grant and non-statutory options may be granted at or below fair market value. The Company wishes to utilize the Plan to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by key employees, directors, and others. Options under the Plan will be either “incentive options” under Section 422A of the Internal Revenue Code of 1986, as amended, or “non-qualified stock options” which are not intended to so qualify.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2007

NOTE 9 – STOCK OPTIONS (continued)

Through June 30, 2007, the Company has issued 2,255,000 stock options to officers, employees and consultants at exercise prices ranging from $0.50 to $1.00 per share. These options carry a ten year term and vest ratably over 5 years. The options vested during the first 12 months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over 1 year. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $182,000.

NOTE 10 – SUBSEQUENT EVENTS

On August 16, 2007, the Company signed a $5,000,000, 6% convertible promissory note with Vision Opportunity Master Fund, Ltd. Interest on the note is due quarterly and matures within six months. The note also carries a Mandatory Conversion Option which calls for conversion of the note into Convertible Preferred Stock once the Company is approved to issue preferred stock. The conversion price for this mandatory conversion is $0.60 per share. The Convertible Preferred stock is convertible into Common Stock of the Company at a 1:1 ratio and carries a 6% dividend. The note also carries an optional conversion, at the right of the holder, into Common Stock at $0.60 per share. The note also calls for the issuance of Series A, Series B, and Series C warrants and a potential future investment at the option of the holder.

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

Results of Operations for the three months ended June 30, 2007 and 2006

Revenues for the three months ended June 30, 2007 increased $1,134,758 or 47% to $3,528,959, compared with revenues of $2,394,201 for the three months ended June 30, 2006. The increase in revenues was predominantly due to increased sales to existing customers and sales from AGN which were not present in 2006.

Cost of goods sold for the three months ended June 30, 2007 increased $1,477,170 or 104% to $2,901,506, compared to $1,424,336 for the three months ended June 30, 2006. The increase is related to (i) the increase in sales, (ii) increase in engineers and service desk personnel and (iii) the increase in costs associated with AGN which was not present in 2006.

Gross margin for the three months ended June 30, 2007 decreased $342,412 or 35% to $627,453, compared to $969,865 for the three months ended June 30, 2006. The decrease is directly related to the increase in salaries for engineers, timing of workload and additional costs incurred in 2007 due to the acquisition of AGN.

Selling expenses increased by $296,036 or 89% to $629,552 for the three months ended June 30, 2007, compared to $333,516 for the three months ended June 30, 2006. The increase was predominantly due to (i) an increase in the sales force, (ii) an increase in revenue and the subsequent increased commissions due on those revenues and (iii) sales expenses of AGN which were not present in 2006.

Research and development expenses increased to $177,091 for the three months ended June 30, 2007. This increase is directly attributable to AGN. The Company believes that research and development costs will continue to increase due to the AGN subsidiary and the development of its platform and product offerings.

General and administrative expenses increased by $840,306 or 192% to $1,276,974 for the three months ended June 30, 2007, compared to $436,668 for the three months ended June 30, 2006. The increase was predominantly due to (i) general and administrative expenses related to AGN, (ii) salaries (due to an increase in employees and raises), (iii) a reduction in rebates, (iv) an increase in travel expenses offset by a reduction in outside services, and (v) an increase in costs associated with being a public company.

Interest expense (net) totaled $43,081 for the three months ended June 30, 2007 compared to $12,652 for the comparable period in 2006.

The Company experienced a net loss of $1,499,245 for the three months ended June 30, 2007 compared to net income of $184,989 for the comparable period in 2006. The net loss for the three months ended June 30, 2007 was predominantly due to (i) losses sustained by the AGN subsidiary ($438,934), (ii) increases in cost of goods sold, (iii) increases in selling expenses and (iv) increase in general and administrative expenses. Currently AGN does not generate any material revenues, but is does incur significant operational and development expenses that management believes will continue for the foreseeable future. The Company’s core business is experiencing growth in engineering, sales personnel and other areas in preparation of various product launches. The Company expects these costs to continue to rise until these various products are launched and revenue from the new products begins to offset the additional costs.

Results of Operations for the six months ended June 30, 2007 and 2006

Revenues for the six months ended June 30, 2007 increased $1,650,909 or 36% to $6,240,064, compared with revenues of $4,589,155 for the six months ended June 30, 2006. The increase in revenues was predominantly due to increased sales to existing customers and sales from AGN which were not present in 2006.

Cost of goods sold for the six months ended June 30, 2007 increased $2,586,496 or 94% to $5,324,050, compared to $2,737,554 for the six months ended June 30, 2006. The increase is related to (i) the increase increases in sales, (ii) increase in engineers and service desk personnel and (iii) the increase in costs associated with AGN which was not present in 2006.

Gross margin for the six months ended June 30, 2007 decreased $935,587 or 51% to $916,014, compared to $1,851,601 for the six months ended June 30, 2006. The decrease is directly related to the increase in salaries for engineers, timing of workload and additional costs incurred in 2007 due to the acquisition of AGN.

Selling expenses increased by $745,987 or 132% to $1,309,276 for the six months ended June 30, 2007, compared to $563,289 for the six months ended June 30, 2006. The increase was predominantly due to (i) an increase in the sales force, (ii) an increases in revenue and the subsequent increased commissions due on those revenues and (iii) sales expenses of AGN which were not present in 2006.

Research and development expenses increased to $177,091 for the six months ended June 30, 2007. This increase is directly attributable to AGN. The Company believes that research and development costs will continue to increase due to the AGN subsidiary and the development of its platform and product offerings.

General and administrative expenses increased by $1,311,169 or 149% to $2,193,062 for the six months ended June 30, 2007, compared to $881,893 for the six months ended June 30, 2006. The increase was predominantly due to (i) salaries (due to an increase in employees and raises), (ii) a reduction in rebates, (iii) an increase in professional fees primarily related to the Company’s new status as a public company, (iv) forgiveness of debt related to the AGN acquisition, (v) general and administrative expenses related to AGN offset by a reduction in bad debt expenses.

Interest expense (net) totaled $68,603 for the six months ended June 30, 2007 compared to $33,597 for the comparable period in 2006.

A benefit for income taxes of $306,783 was recorded for the six months ended June 30, 2007 compared to a provision of $3,787 for the six months ended June 30, 2006. This benefit is primarily due to a reversal of a deferred tax liability generated by a change in reporting net income for tax purposes from the cash basis to the accrual basis.

The Company experienced a net loss of $4,395,494 for the six months ended June 30, 2007 compared to net income of $369,035 for the comparable period in 2006. The net loss for the six months ended June 30, 2007 was predominantly due to the losses sustained by the AGN subsidiary of $2,434,637. Of this amount $1,870,259 is related to the impairment of the goodwill associated with the AGN acquisition. The goodwill was deemed impaired due to AGN’s limited revenue and losses incurred since inception and into the foreseeable future. In addition, the net loss is also due to (i) increases in cost of goods sold, (i) increases in selling expenses and (iii) increases in general and administrative expenses. The Company’s core business is experiencing growth in engineering, sales personnel and other areas in preparation of various product launches. The Company expects these costs to continue to rise until these various products are launched and revenue from the new products begins to offset the additional costs.

Liquidity and Capital Resources

As of June 30, 2007, the Company had total current assets of $4,622,820, and total current liabilities of $6,352,175, resulting in a current working capital of $(1,729,355). Also, at June 30, 2007 the Company had $143,446 in cash. Management does not believe that these amounts will be sufficient for the upcoming year, nor does it believe that the current business will be able to sustain the anticipated growth of the operations. Management will attempt to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes. On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. The Company has sold $1,725,000 in Notes. There can be no assurance that any more Notes will be sold under the previously described private placement of the Company’s securities.

Subsequent to the six months ended June 30, 2007, the Company, On August 16, 2007, signed a $5,000,000, 6% convertible promissory note with Vision Opportunity Master Fund, Ltd. Interest on the note is due quarterly and matures within six months. The note also carries a Mandatory Conversion Option which calls for conversion of the note into Convertible Preferred Stock once the Company is approved to issue preferred stock. The conversion price for this mandatory conversion is $0.60 per share. The Convertible Preferred stock is convertible into Common Stock of the Company at a 1:1 ratio and carries a 6% dividend. The note also carries an optional conversion, at the right of the holder, into Common Stock at $0.60 per share. The note also calls for the issuance of Series A, Series B, and Series C warrants and a potential future investment at the option of the holder.

Cash flows used from operations totaled $3,358,311 for the six months ended June 30, 2007, compared to cash provided by operations of $96,288 for the six months ended June 30, 2006. The decrease in cash flow from operations is predominantly due to the loss incurred in 2007 (predominantly due to impairment of goodwill related to the AGN acquisition), offset by (i) an increase in accounts payable and accrued expenses and (ii) a decrease in accounts receivable.

Cash flows provided by investing activities increased to $1,929,667 for the six months ended June 30, 2007 compared to cash flows used by investing activities of $133,805 for the six months ended June 30, 2006. While capital expenditures have decreased during 2007, management expects to substantially increase its investment in fixed assets during 2007. This increase will predominantly be related to the acquisition of AGN and the execution of its business plan. If the Company is unable to obtain the necessary capital to invest in fixed assets the business plan for AGN and the Company would be adversely affected.

Cash flows from financing activities increased to $1,380,620 for the six months ended June 30, 2007 compared cash flows provided by financing activities of $172,946 for the six months ended June 30, 2006. The increase was predominantly due to proceeds from convertible notes.

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

The Company has two letters of credit outstanding with the same lender for a total of $41,394.Both letters of credit expire during 2007.

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

PART II-OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”) to “accredited investors” as such term is defined under Regulation D promulgated under the Securities Act of 1933. The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. During the three-month period ended June 30, 3007, the Company has sold $775,000 in Notes to investors. Each of these securities holders has represented in the applicable subscription agreement that the Notes and common stock were purchased for investment and that he was an accredited investor under Regulation D. These shares of common stock are restricted shares as defined in the Securities Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juma Technology Corp.
(Registrant)

Date: August 17, 2007	/s/ David Giangano
David Giangano Chief Executive Officer, Director (Principal Executive Officer)

Date: August 17, 2007	/s/ Anthony Fernandez
Anthony Fernandez Chief Financial Officer, Director (Principal Financial and Accounting Officer)