Form 10QSB
period 2007-09-30
Juma Technology Corp.
filed 2007-11-14
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 44,093,950 Common Shares as of October 31, 2007

Transitional Small Business Disclosure Format (check one): Yes: ☐ No: ☒

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheet as of September 30, 2007 and December 31, 2006	3
	Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2007 and 2006	4
	Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Results of Operations for the three and nine months ended September 30, 2007 and 2006	12-16
	Liquidity and Capital Resources	16-17

Item 3.	Controls and Procedures
	Evaluation of Disclosure Controls and Procedures	17

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 4.	Submission of Matters to Vote of Security Holders.	19

Item 6.	Exhibits	20
	Signatures

	Certifications

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$193,474	$191,470
Accounts receivable	3,212,583	3,990,836
Inventory	972,637	262,974
Note receivable	-	251,041
Prepaid expenses	153,956	60,531
Prepaid purchases	-	369,964
Other current assets	31,970	50,092
Total current assets	4,564,620	5,176,908

Fixed assets, (net of accumulated depreciation of $415,442 and $282,388, respectively)	1,059,386	899,365

Other assets:
Security deposits	146,700	9,482
Total assets	$5,770,706	$6,085,755

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Credit line	$350,000	$350,000
Notes payable	-	155,926
Convertible promissory notes	850,000	-
Current portion of long-term debt	91,531	62,909
Accounts payable	2,050,287	2,825,597
Accrued expenses and taxes payable	636,908	282,460
Deferred revenue	516,401	376,304
Deferred tax liability	-	76,696
Total current liabilities	4,495,127	4,129,892

Long-term debt, net of current maturities	163,817	143,134
Convertible promissory notes	1,275,000	-
Deferred tax liability	-	230,087
Total liabilities	5,933,944	4,503,113

Commitments and contingencies

Stockholders’ deficiency
Preferred stock,, $0.0001 par value, 10,000,000 shares authorized, 8,333,333 and 0 shares issued and outstanding, respectively	833	-
Common stock, $0.0001 par value, 900,000,000 shares authorized, 44,006,450 and 41,535,000 shares issued and outstanding, respectively	4,401	4,154
Additional paid in capital	12,410,356	3,505,961
Subscription receivable	-	(18,427)
Retained deficit	(12,578,828)	(1,909,046)
Total stockholders’ deficiency	(163,238)	1,582,642
Total liabilities and stockholders’ deficiency	$5,770,706	$6,085,755

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statement of Operations
For the three and nine months ended September 30,

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Sales	$3,296,938	$2,156,964	$9,537,002	$6,746,119
Cost of goods sold	2,920,460	1,652,375	8,244,510	4,389,929
Gross margin	376,478	504,589	1,292,492	2,356,190

Operating expenses:
Selling	874,269	269,342	2,183,545	832,631
Research and development	232,936	-	410,027	-
Goodwill impairment	(425,779)	-	1,444,480	-
Consulting	715,000	-	715,000	-
General and administrative	2,211,681	562,820	4,404,743	1,444,713
Total operating expenses	3,608,107	832,162	9,157,795	2,277,344

(Loss)/income from operations	(3,231,629)	(327,573)	(7,865,303)	78,846

Discount on note	(2,973,220)	-	(2,973,220)	-
Interest income/(expense), net	(69,439)	(20,623)	(138,042)	(54,220)

(Loss)/income before income taxes	(6,274,288)	(348,196)	(10,976,565)	24,626
(Benefit)/Provision for income taxes	-	(4,517)	(306,783)	(730)

Net (loss)/income	$(6,274,288)	$(343,679)	$(10,669,782)	$25,356

Basic and diluted net (loss)/income per share	$(0.15)	$(0.01)	$(0.25)	$0.00
Weighted average common shares outstanding	43,120,864	26,900,000	42,275,329	26,900,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30,

	2007	2006
Operating Activities
Net (loss)/income	$(10,669,782)	$25,356
Adjustments to reconcile net (loss)/income to net cash (used) provided by operating activities:
Depreciation	126,117	122,565
Deferred taxes	(306,783)	6,624
Cost of stock options	166,416	-
Common stock issued for services	715,000	-
Valuation of beneficial conversion factor and warrants	2,973,220	-
Forgiveness of debt	(425,779)	-
Changes in operating assets and liabilities:
Accounts receivable	778,253	(693,372)
Inventory	(339,699)	144,556
Note receivable	-	(101)
Other current assets	18,122	(44,173)
Prepaid expenses	(78,425)	-
Security deposit	(137,218)	(452)
Accounts payable and accrued expenses	(743,398)	(742,127)
Deferred revenue	140,097	1,062,682
Net cash flows (used) provided by operating activities	(7,783,859)	(118,442)

Investing Activities
Acquisition of fixed assets	(202,596)	(246,370)
Note receivable	251,041	-
Acquisition of AGN, net of cash	1,438,061	-
Net cash flows provided (used) by investing activities	1,486,506	(246,370)

Financing Activities
Proceeds from loan	215,000	731,573
Proceeds from note	-	152,901
Proceeds from long-term debt	52,660	24,228
Issuance of preferred stock	5,000,000	-
Costs on preferred stock	(331,114)
Proceeds from convertible promissory note	2,225,000	-
Repayment of loan	(810,668)	-
Payment of loan to affiliate	-	(182,114)
Subscription receivable	18,427	-
Distributions to members	-	(251,607)
Repayment of long-term debt	(69,948)	-
Net cash flows provided by financing activities	6,299,357	474,981

Net change in cash	2,004	110,169
Cash, beginning of the period	191,470	16,312
Cash, end of the period	$193,474	$126,481

Supplemental Cash Flow Information:
Interest paid	$131,101	$55,265
Income taxes paid	$455	$-

Noncash investing and financing activities
Acquisition of fixed assets through capital lease	$66,593	$112,187

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The results and trends on these interim condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 may not be representative of those for the full fiscal year or any future periods.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2007

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

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options utilizing the treasury stock method, warrants, convertible loans and other convertible securities. There were 6,862,481 and 7,778,675 potentially dilutive shares for the three and nine months ended September 30, 2007, respectively. The effect of the potentially dilutive shares for the three and nine months ended September 30, 2007 have been ignored, as their effect would be antdilutive.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2007

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

2007
Billed	$1,803,817
Unbilled (costs in excess of billings)	1,408,766
$3,212,583

Management expects that the unbilled receivables account will be collected; therefore, no allowance for doubtful accounts has been recorded on this balance.

NOTE 3 - NOTE RECEIVABLE

On December 15, 2006, the Company loaned $250,000 to AGN Networks, Inc. a Florida corporation (“AGN”), pursuant to the terms of a Promissory Note (the “Note”). The Note is unsecured and bears interest at the rate of 8% per annum payable to the Company on or about December 15, 2007.On March 6, 2007, the Company entered into and closed on an agreement and plan of merger with AGN and as a result AGN has become a wholly-owned subsidiary of the Company. The Company forgave $125,000 of the Note.

On September 18, 2007, an addendum to the merger agreement between the Company and AGN stated, among other items, that if the Company does not acquire the business of Avatel Technologies, Inc. then the forgiveness of the $125,000 is void and the $125,000 would be payable to the Company upon written notice.

NOTE 4 - ACQUISITION OF AGN NETWORKS, INC.

On March 6, 2007, the Company completed the acquisition of AGN through the merger of AGN into a newly formed wholly-owned subsidiary of the Company, Juma Acquisition pursuant to an Agreement and Plan of Merger, dated March 6, 2007 (the "Agreement"). In accordance with the terms and provisions of the Agreement, in exchange for all for of the capital stock of AGN, the Company paid a total of $200,000 to Mr. Ernie Darias and Mr. Albert Rodriquez (the "AGN shareholders"). This amount was paid by issuing 90 day promissory notes to each of Mr. Darias and Mr. Rodriquez. In addition, the Agreement provides that Juma will forgive $125,000 of the loan previously made to AGN. Also, the Company issued an aggregate of 320,000 shares of common stock to the shareholders of AGN in connection with the Agreement. The Company committed that the 320,000 shares will have a value of at least $640,000 one year from the date of the Agreement or the Company will issue the AGN shareholders a two-year promissory note reflecting the difference between the value of the 320,000 shares and $640,000. The Company also paid off certain obligations of AGN to Avatel Technologies, Inc., an entity owned by certain shareholders of AGN, in the aggregate amount of $675,000 by paying $200,000 in cash and by issuing a promissory note for the balance. The Company has entered into an employment agreement with Mr. Rodriquez. The Employment Agreement with Mr. Rodriquez is for a term of two years and a base salary of $125,000 per annum.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2007

NOTE 4 - ACQUISITION OF AGN NETWORKS, INC. (continued)

On September 18, 2007, an Addendum (the “Addendum”) was added to the Agreement. The Addendum stated that AGN would pay an additional $188,216 towards obligations due to Avatel Technologies, Inc. in exchange for the forgiveness of any intercompany loans or claims that Avatel Technologies, Inc. and its shareholders may have against the Company or AGN. The Addendum also stated that $125,000 of the Note which was forgiven would be payable to the Company, at any time, if the Company does not acquire the business of Avatel Technologies, Inc. (See Note 3)

Associated with the acquisition of AGN the Company recorded goodwill of $1,870,259, which was deemed impaired in March 2007. In September 2007 a reduction to the impaired goodwill of $425,779 was recorded. This adjustment to the impaired goodwill is related to the Addendum and the forgiveness of any intercompany loans. As of September 30, 2007, the impaired goodwill was $1,444,713.

The following pro forma income statement data presents the consolidated results of operations of the Company had the acquisition of AGN occurred at the beginning of the earliest period presented:

	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2007	2006	2007	2006
Net revenue	$3,296,938	$2,157,888	$9,545,388	$6,747,698
Net (loss)/income	(6,274,288)	(592,193)	(10,812,337)	(775,576)
Basic and diluted earnings per share	$(0.15)	$(0.02)	$(0.26)	$(0.03)

The above pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of such date or the results which may occur in the future.

NOTE 5 - CREDIT LINE

During March 2005, the Company obtained a $350,000 credit line that bears interest at 0.5% above the prime interest rate. The credit line requires an annual 30 day clean up provision and can be converted into a three year term note at the bank’s discretion. At September 30, 2007 the entire amount of the credit line was outstanding and the weighted average interest rate was 8.75%. The credit line is guaranteed by certain officers of the Company. The Company is currently not in compliance with the 30 day clean up clause of the credit line. The lender has not sought to exert any of its rights pertaining to the Company’s noncompliance.

The Company has two letters of credit outstanding with the same lender for a total of $41,394.Both letters of credit expire during 2008.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2007

NOTE 6 - NOTES PAYABLE

During May 2006, the Company issued two promissory notes for $75,000 each. Interest on these notes accrue at 2% and the notes mature on or before August 22, 2006 or upon receipt or gross proceeds of at least $250,000 from the sale of any debt or equity securities. During July 2006, the Company received gross proceeds of over $250,000 in debt and triggered the default interest rate of 8% and the holder of the promissory notes has extended the maturity date to December 31, 2006. During August 2007, the holder of the notes converted both notes and all accrued interest into 326,450 shares of common stock.

On June 20, 2007, the Company signed a twenty four month lease for software licenses and services with a monthly payment of $6,054.63, which is equal to the cost to amortize $119,253 over a 2 year period at an interest rate of 19.7% per annum.

NOTE 7 - CONVERTIBLE PROMISSORY NOTES

On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of September 30, 2007, the Company has sold $2,225,000 in Notes. Of this amount $100,000 has been converted into common stock and $1,000,000 is interest bearing at a rate of 14% with interest payments being made monthly.

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

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2007

NOTE 9 - STOCK OPTIONS (continued)

Through September 30, 2007, the Company has issued 6,228,750 stock options to officers, employees and consultants at exercise prices ranging from $0.50 to $1.15 per share. These options carry a ten year term and vest ratably over 5 years. The options vested during the first 12 months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over 1 year. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $1,211,334.

On August 31, 2007 the Company adopted the 2007 Stock Option Plan of Juma Technology Corp., (the “2007 Plan”).The Plan provides for up to 6,228,750 shares of incentive and non-qualified options that may be granted to employees, directors and certain key affiliates. Under the Plan, incentive options may be granted at not less than the fair market value on the date of grant and non-statutory options may be granted at or below fair market value. The Company wishes to utilize the Plan to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by key employees, directors, and others. Options under the Plan will be either “incentive options” under Section 422A of the Internal Revenue Code of 1986, as amended, or “non-qualified stock options” which are not intended to so qualify.

Through September 30, 2007 no options have been issued under the 2007 Plan.

NOTE 10 - PREFERRED STOCK

On August 16, 2007, the Company signed a $5,000,000, 6% convertible promissory note with Vision Opportunity Master Fund, Ltd (“Vision”). Interest on the note is due quarterly and matures within nine months. The note also carries a Mandatory Conversion Option which calls for conversion of the note into Convertible Preferred Stock once the Company is approved to issue preferred stock. The conversion price for this mandatory conversion is $0.60 per share. The Convertible Preferred stock is convertible into Common Stock of the Company at a 1:1 ratio and carries a 6% dividend. The note also carries an optional conversion, at the right of the holder, into Common Stock at $0.60 per share. The note also calls for the issuance of Series A, Series B, and Series C warrants and a potential future investment at the option of the holder. During September 2007, Vision converted the promissory note into 8,333,333 shares of Convertible Preferred Stock.

In connection with the issuance of the warrants and beneficial conversion feature, the Company has reflected a value at September 30, 2007 for the warrants of $1,622,033 and a beneficial conversion feature value of $1,351,187. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 6%; and expected lives of between 1 to 5 years. The value of the warrants and beneficial conversion feature have been expensed during the quarter ended September 30, 2007, as they vested immediately.

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

Results of Operations for the three months ended September 30, 2007 and 2006

Revenues for the three months ended September 30, 2007 increased $1,139,974 or 53% to $3,296,938, compared with revenues of $2,156,964 for the three months ended September 30, 2006. The increase in revenues was predominantly due to increased sales to new and existing customers.

Cost of goods sold for the three months ended September 30, 2007 increased $1,268,085 or 77% to $2,920,460, compared to $1,652,375 for the three months ended September 30, 2006. The increase is related to (i) the increase in sales, (ii) increase in engineers and service desk personnel and (iii) the increase in costs associated with AGN which was not present in 2006.

Gross margin for the three months ended September 30, 2007 decreased $128,111 or 25% to $376,478, compared to $504,589 for the three months ended September 30, 2006. The decrease is directly related to the increase in salaries for engineers, timing of workload and additional costs incurred in 2007 due to the acquisition of AGN.

Selling expenses increased by $604,927 or 225% to $874,269 for the three months ended September 30, 2007, compared to $269,342 for the three months ended September 30, 2006. The increase was predominantly due to (i) an increase in the sales force, (ii) an increase in revenue and the subsequent increased commissions due on those revenues, (iii) increase in marketing and branding efforts and (iv) sales expenses of AGN which were not present in 2006.

Research and development expenses increased to $232,936 for the three months ended September 30, 2007. This increase is directly attributable to AGN. The Company believes that research and development costs will continue to increase due to the AGN subsidiary and the development of its platform and product offerings.

The goodwill, which is associated with the acquisition of AGN, was deemed impaired at the time of the acquisition. This goodwill impairment was adjusted during the three months ended September 30, 2007 due to an addendum to the purchase contract which forgave any and all intercompany loans with the prior shareholders or affiliated entities. This forgiveness of debt resulted in a reduction to the goodwill impairment of $425,779.

During the three months ended September 30, 2007, the Company retained the services of a consultant to assist the Company in obtaining financing and/or acquisition targets. As compensation for these services the consultant was issued common stock valued at $715,000.

General and administrative expenses increased by $1,648,861 or 293% to $2,211,681 for the three months ended September 30, 2007, compared to $562,820 for the three months ended September 30, 2006. The increase was predominantly due to (i) general and administrative expenses related to AGN, (ii) salaries (due to an increase in employees and raises), (iii) a reduction in rebates, (iv) an increase in travel expenses offset by a reduction in outside services, and (v) an increase in costs associated with being a public company.

The Company recorded a discount on a convertible note which totaled $2,973,220.

Interest expense (net) totaled $69,439 for the three months ended September 30, 2007 compared to $20,623 for the comparable period in 2006.

The Company experienced a net loss of $6,274,288 for the three months ended September 30, 2007 compared to a net loss of $343,679 for the comparable period in 2006. The net loss for the three months ended September 30, 2007 was predominantly due to (i) the discount recorded on the convertible note, (ii) consulting fees, (iii) increases in cost of goods sold, (iv) increases in selling expenses, (v) increase in general and administrative expenses and (iii) losses sustained by the AGN subsidiary ($102,516). Currently AGN does not generate any material revenues, but is does incur significant operational and development expenses that management believes will continue for the foreseeable future. The Company’s core business is experiencing growth in engineering, sales personnel and other areas in preparation of various product launches. The Company expects these costs to continue to rise until these various products are launched and revenue from the new products begins to offset the additional costs. Excluding the discount on the note, the consulting fees and the reduction in the impairment on goodwill the Company would have incurred a loss of $3,011,847.

Results of Operations for the nine months ended September 30, 2007 and 2006

Revenues for the nine months ended September 30, 2007 increased $2,790,883 or 41% to $9,537,002, compared with revenues of $6,746,119 for the nine months ended September 30, 2006. The increase in revenues was predominantly due to increased sales to new and existing customers.

Cost of goods sold for the nine months ended September 30, 2007 increased $3,854,581 or 88% to $8,244,510, compared to $4,389,929 for the nine months ended September 30, 2006. The increase is related to (i) the increase increases in sales, (ii) increase in engineers and service desk personnel and (iii) the increase in costs associated with AGN which was not present in 2006.

Gross margin for the nine months ended September 30, 2007 decreased $1,063,698 or 45% to $1,292,492, compared to $2,356,190 for the nine months ended September 30, 2006. The decrease is directly related to the increase in salaries for engineers, timing of workload and additional costs incurred in 2007 due to the acquisition of AGN.

Selling expenses increased by $1,350,914 or 162% to $2,183,545 for the nine months ended September 30, 2007, compared to $832,631 for the nine months ended September 30, 2006. The increase was predominantly due to (i) an increase in the sales force, (ii) an increases in revenue and the subsequent increased commissions due on those revenues, (iii) sales expenses of AGN which were not present in 2006 and (iv) increased marketing and branding efforts.

Research and development expenses increased to $410,027 for the nine months ended September 30, 2007. This increase is directly attributable to AGN. The Company believes that research and development costs will continue to increase due to the AGN subsidiary and the development of its platform and product offerings.

The goodwill, which is associated with the acquisition of AGN, was deemed impaired at the time of the acquisition. This goodwill impairment was adjusted due to an addendum to the purchase contract which forgave any and all intercompany loans with the prior shareholders or affiliated entities. This forgiveness of debt resulted in a reduction to the goodwill impairment of $425,779, which left a total of $1,444,480.

The Company retained the services of a consultant to assist the Company in obtaining financing and/or acquisition targets. As compensation for these services the consultant was issued common stock valued at $715,000.

General and administrative expenses increased by $2,960,030 or 205% to $4,404,743 for the nine months ended September 30, 2007, compared to $1,444,713 for the nine months ended September 30, 2006. The increase was predominantly due to (i) salaries (due to an increase in employees and raises), (ii) a reduction in rebates, (iii) an increase in professional fees primarily related to the Company’s new status as a public company, (iv) forgiveness of debt related to the AGN acquisition, (v) general and administrative expenses related to AGN offset by a reduction in bad debt expenses.

The Company recorded a discount on a convertible note which totaled $2,973,220.

Interest expense (net) totaled $138,042 for the nine months ended September 30, 2007 compared to $54,220 for the comparable period in 2006.

A benefit for income taxes of $306,783 was recorded for the nine months ended September 30, 2007 compared to a benefit of $730 for the nine months ended September 30, 2006. This benefit is primarily due to a reversal of a deferred tax liability generated by a change in reporting net income for tax purposes from the cash basis to the accrual basis.

The Company experienced a net loss of $10,669,782 for the nine months ended September 30, 2007 compared to net income of $25,356 for the comparable period in 2006. The net loss for the nine months ended September 30, 2007 was predominantly due to (i) the discount recorded on the note and (ii) the losses sustained by the AGN subsidiary of $2,537,153. Of this amount $1,444,480 is related to the impairment of the goodwill associated with the AGN acquisition. The goodwill was deemed impaired due to AGN’s limited revenue and losses incurred since inception and into the foreseeable future. In addition, the net loss is also due to (i) increases in cost of goods sold, (ii) increases in selling expenses, (iii) increases in general and administrative expenses and (iv) fees paid to a consultant. The Company’s core business is experiencing growth in engineering, sales personnel and other areas in preparation of various product launches. The Company expects these costs to continue to rise until these various products are launched and revenue from the new products begins to offset the additional costs.

Liquidity and Capital Resources

As of September 30, 2007, the Company had total current assets of $4,564,620, and total current liabilities of $4,495,127, resulting in a current working capital of $69,493. Also, at September 30, 2007 the Company had $193,474 in cash. Management does not believe that these amounts will be sufficient for the upcoming year, nor does it believe that the current business will be able to sustain the anticipated growth of the operations. Management will attempt to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes. On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of September 30, 2007, the Company has sold $2,225,000 in Notes. Of this amount $100,000 has been converted into common stock and $1,000,000 is interest bearing at a rate of 14% with interest payments being made monthly. There can be no assurance that any more Notes will be sold under the previously described private placement of the Company’s securities.

On August 16, 2007, signed a $5,000,000, 6% convertible promissory note with Vision Opportunity Master Fund, Ltd. Interest on the note is due quarterly and matures within nine months. The note also carries a Mandatory Conversion Option which calls for conversion of the note into Convertible Preferred Stock once the Company is approved to issue preferred stock. The conversion price for this mandatory conversion is $0.60 per share. The Convertible Preferred stock is convertible into Common Stock of the Company at a 1:1 ratio and carries a 6% dividend. The note also carries an optional conversion, at the right of the holder, into Common Stock at $0.60 per share. The note also calls for the issuance of Series A, Series B, and Series C warrants and a potential future investment at the option of the holder. During September 2007, Vision converted the promissory note into 8,333,333 shares of Convertible Preferred Stock.

In connection with the issuance of the warrants and beneficial conversion feature, the Company has reflected a value at September 30, 2007 for the warrants of $1,622,033 and a beneficial conversion feature value of $1,351,187. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 6%; and expected lives of between 1 to 5 years. The value of the warrants and beneficial conversion feature have been expensed during the quarter ended September 30, 2007, as they vested immediately.

Cash flows used from operations totaled $7,358,080 for the nine months ended September 30, 2007, compared to $118,442 for the nine months ended September 30, 2006. The decrease in cash flow from operations is predominantly due to (i) the loss incurred in 2007 (predominantly due to the discount on a note, impairment of goodwill related to the AGN acquisition and consulting fees).

Cash flows provided by investing activities increased to $1,486,506 for the nine months ended September 30, 2007 compared to cash flows used by investing activities of $246,370 for the nine months ended September 30, 2006. While capital expenditures have decreased during 2007, management expects to substantially increase its investment in fixed assets during 2007. This increase will predominantly be related to the acquisition of AGN and the execution of its business plan. If the Company is unable to obtain the necessary capital to invest in fixed assets the business plan for AGN and the Company would be adversely affected.

Cash flows from financing activities increased to $6,299,357 for the nine months ended September 30, 2007 compared cash flows provided by financing activities of $474,981 for the nine months ended September 30, 2006. The increase was predominantly due to proceeds from convertible notes and issuance of preferred stock.

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

The Company has two letters of credit outstanding with the same lender for a total of $41,394.Both letters of credit expire during 2008.

During May 2006, the Company issued two promissory notes for $75,000 each. Interest on these notes accrue at 2% and the notes were to mature on or before August 22, 2006 or upon receipt or gross proceeds of at least $250,000 from the sale of any debt or equity securities. During July 2006, the Company received gross proceeds of over $250,000 in debt and triggered the default interest rate of 8% and the holder of the promissory notes has extended the maturity date to December 31, 2006. During August 2007, the holder of the notes converted both notes and all accrued interest into 326,450 shares of common stock.

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

PART II-OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”) to “accredited investors” as such term is defined under Regulation D promulgated under the Securities Act of 1933. The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. During the three-month period ended September 30, 3007, the Company has sold $500,000 in Notes to investors. Each of these securities holders has represented in the applicable subscription agreement that the Notes and common stock were purchased for investment and that he was an accredited investor under Regulation D. These shares of common stock are restricted shares as defined in the Securities Act.

Item 4. Submission of Matters to Vote of Security Holders.

On August 31, 2007, the Company held its annual meeting of shareholders. The following table outlines the results of the shareholder voting on the proposals included on the Company’s Definitive Proxy filed with the SEC on August 7, 2007:

Proposal No. 1 — Election of Directors	Vote Type	Voted
David Giangano	For	23,678,076
	Withheld	-0-
Frances Vinci	For	23,678,076
	Withheld	-0-
Joseph Fuccillo	For	23,678,076
	Withheld	-0-
Joseph Cassano	For	23,678,076
	Withheld	-0-
Anthony Fernandez	For	23,678,076
	Withheld	-0-

Proposal No. 2 - Amendment of Certificate of Incorporation
	For	23,678,076
	Against	-0-
	Abstain	-0-

Proposal No. 3 - Ratification of the 2007 Stock Option Plan
	For	23,678,076
	Against	-0-
	Abstain	-0-

Proposal No. 4 - Ratification of Independent Public Accountants
Seligson & Giannattasio, LLP	For	23,678,076
	Against	-0-
	Abstain	-0-

Item 6. Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juma Technology Corp. (Registrant)

Date: November 13, 2007	/s/ David Giangano
David Giangano Chief Executive Officer, Director (Principal Executive Officer)

COMPANY NAME CORPORATION

Date: November 13, 2007	/s/ Anthony Fernandez
Anthony Fernandez Chief Financial Officer, Director (Principal Financial and Accounting Officer)