Form 10KSB/A
period 2006-12-31
Juma Technology Corp.
filed 2008-01-31
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______ to ______

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
$ 14,645,000 as of March 30, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 41,535,000 Common Shares as of December 31, 2006

Transitional Small Business Disclosure Format (Check One): Yes: ☐ No: ☒

EXPLANATORY NOTE

We are filing this amendment to our annual report for the year ended December 31, 2006 to reflect the changes made in response to the comments received by us from the Staff of the Securities and Exchange Commission in connection with the Staff’s review of the report. The changes made to the report include several revisions to the Company’s Management’s Discussion and Analysis or Plan of Operation and revisions to the notes accompanying the Company’s audited financial statements.

For convenience and ease of reference, we are filing the annual report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amended report is as of April 2, 2007, the original filing date of our annual report for the year ended December 31, 2006.

Pursuant to the Rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

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

Equity Compensation Plans as of December 31, 2006
C
Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

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

A provision for income taxes of $313,199 was recorded for the year ended December 31, 2006 compared to a benefit of $31,075 for the year ended December 31, 2005. This provision is primarily due to a change in reporting net income for tax purposes from the cash basis to the accrual basis. Management believes that a provision of this nature would not reoccur in the future. If the Company generates profits in the future it will be subject to tax provisions.

The Company experienced a net loss of $1,528,153 for the year ended December 31, 2006 compared to net income of $165,073 for the comparable period in 2005. Had the nonrecurring consulting fees not occurred the Company would have recorded income from operations of $235,775 for the year ended December 31, 2006 compared to $187,690 for the year ended December 31, 2005, or 2% of revenue for both years. In addition, had the nonrecurring tax provision, due to the change in reporting net income from for tax purposes from the cash basis to the accrual basis, been removed from net income for the year ended December 31, 2006, net income would have been approximately $159,577 or 1% of revenue compared to $165,073 or 2% of revenue for the year ended December 31, 2005.

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

Cash flows used from operations totaled $174,024 for the year ended December 31, 2006, compared to cash provided from operations of $85,923 for the year ended December 31, 2005. The decrease in cash flow from operations is predominantly due to (i) the loss incurred in 2006, (ii) an increase in accounts receivable, and (iii) an increase in prepaid expenses offset by (i) a decrease in inventory and (ii) an increase in accounts payable and accrued expenses.

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

During May 2006, the Company issued two promissory notes for $75,000 each. Interest on these notes accrue at 2% and the notes were to mature on or before August 22, 2006 or upon receipt or gross proceeds of at least $250,000 from the sale of any debt or equity securities. During July 2006, the Company received gross proceeds of over $250,000 in debt and triggered the default interest rate of 8% and the holder of the promissory notes has extended the maturity date to December 31, 2006. The Company has not paid off the Note and is in negotiations with the lender to either extend the maturity of the note or convert the note into common stock

During July 2006, the Company sold rights to purchase shares of common stock of the Company pursuant to subscription agreements totaling $1,150,000. The subscription agreement offered shares at prices ranging from $0.16 to $0.40 per share and it was contingent on the Company completing a reverse merger into a public entity. The reverse merger was completed in November 2006. The proceeds of these subscription agreements were treated as loans, until November 2006 due to the fact that Juma Technology LLC could not sell common stock. Once the reverse merger was consummated the 4,250,000 shares of common stock were issued and the loans were cancelled. The Company has a subscription receivable of $18,427 outstanding as of December 31, 2006.

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

Seligson & Giannattasio, LLP
White Plains, New York
March 21, 2007, except notes 1, 13 and 15 which are dated January 24, 2008

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

Juma Technology, Corp.
Statements of Changes in the Stockholders’ Equity
Year ended December 31, 2006 and 2005

	Common Stock		Additional Paid-In	Subscription	Members’	Retained	Total
	Share	Amount	Capital	Receivable	Equity	Earnings	Equity
Balance - January 1, 2005	-	$-	$-	$-	$896,050	$-	$896,050
Capital contributions					6,678		6,678
Net income					165,073		165,073

Balance - December 31, 2005	-	-	-	-	1,067,801	-	1,067,801

Member distributions					(277,839)		(277,839)
Recapitalization due to merger	30,150,000	3,016	1,107,952		(1,170,855)		(59,887)
Stock issued for services	5,024,269	502	1,356,051				1,356,553
Warrants issued			17,978				17,978
Net income					380,893	(1,909,046)	(1,528,153)
Conversion of debt	6,360,731	636	1,005,553				1,006,189
Subscription receivable			18,427	(18,427)

Balance - December 31, 2006	41,535,000	$4,154	$3,505,961	$(18,427)	$-	$(1,909,046)	$1,582,642

The accompanying notes are an integral part of these Financial Statements

Juma Technology Corp.
Statements of Cash Flows
Year ended December 31,

	2006	2005
Operating Activities
Net (loss)/income	$(1,528,153)	$165,073
Adjustments to reconcile net (loss)/income to net cash (used) provided by operating activities:
Depreciation	178,096	67,717
Deferred taxes	293,057	(31,075)
Cost of warrants	17,978	-
Shares issued for services	1,356,051	-
Changes in operating assets and liabilities:
Accounts receivable	(2,185,258)	(649,837)
Inventory	1,157,615	(919,379)
Other current assets	115,718	(235,886)
Prepaid expenses	(430,495)	-
Security deposit	8,183	(2,936)
Accounts payable and accrued expenses	597,032	1,692,246
Deferred revenue	246,152	-
Net cash flows (used) provided by operating activities	(174,024)	85,923

Investing Activities
Acquisition of fixed assets	(298,444)	(517,204)
Note receivable - related party	(99,890)	-
Net cash flows used by investing activities	(398,334)	(517,204)

Financing Activities
Proceeds from credit line	-	350,000
Proceeds from loan	-	100,000
Repayment of loan	(100,000)	-
Proceeds from notes payable	1,162,115	-
Distributions to members	(277,839)	6,678
Repayment of long-term debt	(36,760)	(33,440)
Net cash flows provided by financing activities	747,516	423,238

Net change in cash	175,158	(8,043)
Cash, beginning of year	16,312	24,355
Cash, end of year	$191,470	$16,312

Supplemental Cash Flow Information:
Interest paid	$69,335	$50,359
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of fixed assets through capital lease	$172,187	$-
Stock issued in conversion of notes payable	$1,006,189	$-
Stock issued for services	$1,356,051	$—

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

On November 14, 2006, Juma Technology LLC consummated an agreement with X and O Cosmetics, Inc. to merge 100% of its member interests (“Reverse Merger”) in exchange for 33,250,731 shares of common stock (including shares issued on conversion of debt) in X and O Cosmetics, Inc. The transaction was treated for accounting purposes as a recapitalization by Juma Technology LLC as the accounting acquirer.

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

Juma Technology, Corp.
Notes to Financial Statements
December 31, 2006

NOTE 13 - STOCKHOLDERS’ EQUITY

On November 14, 2006, X and O Cosmetics, Inc., (“XO”) consummated an agreement with Juma Technology, LLC, pursuant to which XO acquired 100% of Juma Technology LLC’s member interests in exchange for 33,250,731 shares (including shares issued on conversion of debt) of our common stock (the “Reverse Merger”). The transaction was treated for accounting purposes as a recapitalization by Juma Technology LLC as the accounting acquirer.

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

During July 2006, the Company sold rights to purchase shares of the Company’s common stock pursuant to subscription agreements totaling $1,150,000. The subscription agreement offered shares at prices ranging from $0.16 to $0.40 per share and it was contingent on the Company completing a reverse merger into a public entity. The reverse merger was completed in November 2006. The proceeds from these subscription agreements were treated as loans, until November 2006 due to the fact that Juma Technology LLC could not sell common stock. Once the reverse merger was consummated the 4,250,000 shares of common stock were issued and the loans were cancelled. The Company has a subscription receivable of $18,427 outstanding as of December 31, 2006.

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

Juma Technology, Corp.
Notes to Financial Statements
December 31, 2006

NOTE 15 - SUBSEQUENT EVENTS (continued)

Acquisition of AGN Networks, Inc.

On March 6, 2007, the Company completed the acquisition of AGN Networks, Inc. ("AGN") through the merger of AGN into a newly formed wholly-owned subsidiary of the Company pursuant to an Agreement and Plan of Merger, dated March 6, 2007 (the "Agreement"). The Company acquired AGN networks, Inc. as it is in the business of delivering telephone company service of operators of Voice over Internet Protocol Telephone systems. Its customers include mid range and enterprise sized corporate, institutional and government organizations. AGN’s services enhance functionality and increase fault-tolerance while providing for robust business continuity via disaster recovery mechanisms. Its flagship offering allows IP PBX’es to be interconnected to the Public Switched Telephone Network in 30 minutes or less. The product fully supports Avaya IP office. The Company believes that the products and services offered by AGN are complementary to those offered by it which is expected to provide for cross selling opportunities and greater efficiencies.

In accordance with the terms and provisions of the Agreement, in exchange for all of the capital stock of AGN, the Company paid a total of $200,000 to Mr. Ernie Darias and Mr. Albert Rodriquez (the "AGN shareholders"). This amount was paid by issuing 90 day promissory notes to each of Mr. Darias and Mr. Rodriquez. In addition, the Agreement provides that Juma will forgive $125,000 of the loan previously made to AGN. Also, the Company issued an aggregate of 320,000 shares of common stock to the shareholders of AGN in connection with the Agreement. The Company committed that the 320,000 shares will have a value of at least $640,000 one year from the date of the Agreement or the Company will issue the AGN shareholders a two-year promissory note reflecting the difference between the value of the 320,000 shares and $640,000. The Company also paid off certain obligations of AGN to Avatel Technologies, Inc., an entity owned by certain shareholders of AGN, in the aggregate amount of $675,000 by paying $200,000 in cash and by issuing a promissory note for the balance. The Company has entered into an employment agreement with Mr. Rodriquez. The Employment Agreement with Mr. Rodriquez is for a term of two years and a base salary of $125,000 per annum.

Associated with the acquisition of AGN the Company recorded goodwill of $1,995,259, which was deemed impaired in March 2007. Based on the requirements of FAS 142 Management determined that the goodwill was impaired as the net cash flows of the reporting unit were negative at the time of the acquisition and would continue to be negative for the foreseeable future. The goodwill is expected to be tax deductible.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

At March 6, 2007

Current assets	$9,676
Fixed assets	16,950
Goodwill	2,045,259
Other assets	30,038
Total assets acquired	2,101,923
Current liabilities	(736,242)
Loans to affiliate	(2,020,803)
Loans	(546,199)
Net liabilities acquired	$(1,197,321)

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

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

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

Ms. Frances Vinci co-founded Juma in 2002 and has 20 years of experience as an Operations, Sales and Human Resources Director. Ms. Vinci initiated both the telemarketing and professional services division. From 1999 to 2002, Ms. Vinci was the Director of Professional services at 5B Technologies. In that capacity, Ms. Vinci created and implemented an IT outsourcing and consulting division. From 1980 to 1999, Ms. Vinci worked at Media Communications Inc. as Vice-President of Sales & Operations, starting two divisions and contributed to the company’s revenue by turning a service based division into a profit center .

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

Title of class	Name and address of beneficial owner (1)	Amount And Nature of beneficial ownership	Percent of class*
Executive Officers & Directors and more Than 5% Beneficial Owners:

Common	David Giangano, CEO and Director c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	6,057,300	15%

Common	Frances Vinci, EVP and Director c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	4,974,000	12%

Common	Joseph Fuccillo, CTO and Director c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	6,057,300	15%

Common	Joseph Cassano, EVP and Director c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	4,103,800	10%

Common	Anthony Fernandez, CFO and Director c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	1,000,000	2%

Common	Mirus Oportunistic Fund c/o Julius Baer Trust Company (Cayman Ltd.) PO Box 1100 GT Windward III, Regata Office Park Grand Cayman	2,500,000	6%

Total of All Directors and Executive Officers:		22,192,400	53%

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

Throughout 2006 and 2005, the Company made interest-free advances to Toledo Realty, LLC (“Toledo”), an entity owned by David Giangano, Frances Vinci, Joseph Fuccillo, Joseph Cassano, Elizabeth D’Alesandro, Steven Harper and Paul Stavola, each of whom is either an officer or employee of the Company. The advances were primarily used for the acquisition and improvements made to a building now owned by Toledo and leased to the Company. This loan was repaid in full by December 31, 2006.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juma Technology. Corp. Registrant

By: /s/ Anthony M. Servidio
Anthony M. Servidio Chief Executive Officer & Chairman

January 30, 2008

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/David Skriloff David Skriloff	Director	January 30, 2008

/s/ Robert Rubin Robert Rubin	Director	January 30, 2008

Anthony M. Servidio Anthony M. Servidio	CEO, Chairman; Director	January 30, 2008

/s/ Joseph Fuccillo Joseph Fuccillo	President, CTO, Director	January 30, 2008

/s/ Anthony Fernandez Anthony Fernandez	CFO, Principal Accounting and Financial Officer, Director	January 30, 2008

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference of our report dated March 21, 2007, except for notes 1, 13 and 15 which are dated January 24, 2008, with respect to the financial statements and notes thereto of Juma Technology, Corp. included in its Annual Report (Form 10 -KSB) for the years ended December 31, 2006 and 2005, and to the use of our name and the statements with respect to us, as appearing under the heading Expert in such annual report.

/s/ Seligson & Giannattasio, LLP

Seligson & Giannattasio, LLP
White Plains, New York
January 30, 2008