Form 10QSB/A
period 2007-03-31
Juma Technology Corp.
filed 2008-01-31
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
 (Amendment No. 1)

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

(631) 300-1000
(Issuer's Telephone Number, Including Area Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 42,330,000 Common Shares as of May 15, 2007

Transitional Small Business Disclosure Format (check one): Yes: ☐ No: ☒

EXPLANATORY NOTE

We are filing this amendment to our quarterly report for the quarter ended March 31, 2007 to reflect the changes made in response to the comments received by us from the Staff of the Securities and Exchange Commission in connection with the Staff’s review of the report. The changes made to the report include several revisions to the Company’s Management's Discussion and Analysis of Financial Condition and Results of Operations and revisions to the notes accompanying the Company’s unaudited financial statements.

For convenience and ease of reference, we are filing the quarterly report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amended report is as of May 21, 2007, the original filing date of our report for the quarter ended March 31, 2007.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of March 31, 2007 and December31, 2006	3
	Condensed Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006	4
	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Results of Operations for the three months ended March 31, 2007 and 2006	12-13
	Liquidity and Capital Resources	13-15

Item 3.	Controls and Procedures

	Evaluation of Disclosure Controls and Procedures	15

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

	Signatures	17

	Certifications	18-23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juma Technology, Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$72,106	$191,470
Accounts receivable	2,638,178	3,990,836
Inventory	852,620	262,974
Note receivable	-	251,041
Prepaid expenses	90,677	60,531
Prepaid purchases	1,211,458	369,964
Other current assets	8,380	50,092
Total current assets	4,873,419	5,176,908

Fixed assets, (net of accumulated depreciation of $341,102 and $282,388, respectively)	902,871	899,365

Other assets:
Security deposits	55,781	9,482
Total assets	$5,832,071	$6,085,755

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Credit line	$350,000	$350,000
Notes payable	1,203,007	155,926
Current portion of long-term debt	55,141	62,909
Accounts payable	3,649,623	2,825,597
Accrued expenses and taxes payable	353,556	282,460
Deferred revenue	322,796	376,304
Deferred tax liability	-	76,696
Total current liabilities	5,934,123	4,129,892

Long-term debt, net of current maturities	131,404	143,134
Convertible promissory notes	950,000	-
Deferred tax liability	-	230,087
Total liabilities	7,015,527	4,503,113

Commitments and contingencies

Stockholders' deficiency
Common stock, $0.0001 par value, 900,000,000 shares authorized, 42,330,000 and 41,535,000 shares issued and outstanding, respectively	4,233	4,154
Additional paid in capital	3,636,033	3,505,961
Subscription receivable	(18,427)	(18,427)
Retained deficit	(4,805,295)	(1,909,046)
Total stockholders' deficiency	(1,183,456)	(1,582,642)
Total liabilities and stockholders' deficiency	$5,832,071	$6,085,755

The accompanying notes are an integral part of these Financial Statements.

Juma Technology, Corp. and Subsidiaries
Condensed Consolidated Statement of Operations
For the three months ended March 31,

	2007	2006

Sales	$2,711,105	$2,194,954
Cost of goods sold	2,422,544	1,313,218
Gross margin	288,561	881,736

Operating expenses:
Selling	679,724	229,773
Goodwill impairment	1,995,259	-
General and administrative	791,088	445,225
Total operating expenses	3,466,071	674,998

(Loss)/income from operations	(3,177,510)	206,738

Interest income/(expense), net	(25,522)	(20,945)

(Loss)/income before income taxes	(3,203,032)	185,793
(Benefit)/Provision for income taxes	(306,783)	1,747

Net (loss)/income	$(2,896,249)	$184,046

Basic and diluted net (loss)/income per share	$(0.07)	$0.01
Weighted average common shares outstanding	42,094,500	26,900,000

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

Juma Technology, Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Juma Technology, Corp. (the “Company”) is a highly specialized convergence systems integrator with a complete suite of services for the implementation and management of an entities data, voice and video requirements. Juma is focused on providing converged communications solutions for voice, data and video network implementations for various vertical markets with an emphasis in driving long term professional services engagements, maintenance, monitoring and management contracts. Juma utilizes several different technologies in order to provide its expertise and solutions to clients across a broad spectrum of business-critical requirements, regardless of the objectives.  Juma integrates high-speed network routers and high-capacity data switches from the industry's leading manufacturers and deploys best-of-breed communications solutions with a full range of managed services for its clients. Juma is a complete solution source, enhancing the abilities of an organization's technical staff and increasing the reliability and functionality of clients' Information Technology (“IT”) environments. The Company also operates through a wholly owned subsidiary, AGN Networks, Inc. (“AGN”) which was acquired on March 6, 2007 through the Company's wholly owned subsidiary Juma Acquisition Corp. (“Juma Acquisition”).

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

The accompanying interim condensed consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-QSB for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's annual report filed on Form 10-KSB for the fiscal year ended December 31, 2006.

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

Juma Technology, Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2007

NOTE 5 - CREDIT LINE

During March 2005, the Company obtained a $350,000 credit line that bears interest at 0.5% above the prime interest rate. The credit line requires an annual 30 day clean up provision and can be converted into a three year term note at the bank's discretion. At March 31, 2007 the entire amount of the credit line was outstanding and the weighted average interest rate was 8.1%. The credit line is guaranteed by certain officers of the Company. The Company is currently not in compliance with the 30 day clean up clause of the credit line. The lender has not sought to exert any of its rights pertaining to the Company's noncompliance. The Company and the lender are currently negotiating to change several of the terms of the line.

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

NOTE 7 - CONVERTIBLE PROMISSORY NOTES

On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of March 31, 2007, the Company has sold $950,000 in Notes. In connection with the reporting of these convertible notes, the Company has not recorded a beneficial conversion feature as the conversion price was in excess of the stock price on the date the notes were entered into.

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

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal quarter ended March 31, 2007: expected volatility of 25%, risk free interest rate of 4.88%; and expected lives of 10 years.  The effects of applying SFAS No. 123, as amended, in the above pro forma disclosures are not indicative of future amounts as they are likely to be affected by the number of future grants awarded since additional awards are generally expected to be made at varying amounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, significant restructuring and acquisition activities, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the SEC.

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

General and administrative expenses increased by $295,863 or 67% to $741,088 for the three months ended March 31, 2007, compared to $445,225 for the three months ended March 31, 2006. The increase was predominantly due to (i) a reduction in rebates (ii) salaries (due to an increase in employees and raises), (iii) general and administrative expenses related to AGN and (iv) professional fees offset by a reduction in bad debt expenses.

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

The Company experienced a net loss of $2,896,249 for the three months ended March 31, 2007 compared to net income of $184,046 for the comparable period in 2006. The net loss for the three months ended March 31, 2007 was predominantly due to the impairment of the goodwill ($2,045,259) generated by the AGN acquisition and expenses incurred related to AGN's operations. Currently AGN does not generate any material revenues, but is does incur significant operational and development expenses that management believes will continue for the foreseeable future.

Liquidity and Capital Resources

As of March 31, 2007, the Company had total current assets of $4,873,419, and total current liabilities of $5,934,123, resulting in a current working capital of $(1,060,704). Also, at March 31, 2007 the Company had $72,106 in cash. Management does not believe that these amounts will be sufficient for the upcoming year, nor does it believe that the current business will be able to sustain the anticipated growth of the operations. Management will attempt to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes. On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”) in a private placement. The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. The Company has sold $950,000 in Notes. There can be no assurance that any more Notes will be sold under the previously described private placement of the Company's securities. In connection with the reporting of these convertible notes, the Company has not recorded a beneficial conversion feature as the conversion price was in excess of the stock price on the date the notes were entered into.

Cash flows used from operations totaled $2,715,651 for the three months ended March 31, 2007, compared to cash provided by operations of $300,883 for the three months ended March 31, 2006. The decrease in cash flow from operations is predominantly due to (i) the loss incurred in 2007, (ii) an increase in prepaid expenses and inventory, and (iii) an a decrease in deferred taxes offset by (i) a decrease in accounts receivable and (ii) an increase in accounts payable and accrued expenses.

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

During March 2005, the Company obtained a $350,000 credit line that bears interest at 0.5% above the prime interest rate. The credit line requires an annual 30 day clean up provision and can be converted into a three year term note at the bank's discretion. At December 31, 2006, the entire amount of the credit line was outstanding and the weighted average interest rate was 8.1%. The credit line is guaranteed by certain officers of the Company. The Company is currently not in compliance with the 30 day clean up clause of the credit line. The lender has not sought to exert any of its rights pertaining to the Company's noncompliance. The Company and the lender are currently negotiating to change several of the terms of the credit line.

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

On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of March 31, 2007, the Company has sold $950,000 in Notes. In connection with the reporting of these convertible notes, the Company has not recorded a beneficial conversion feature as the conversion price was in excess of the stock price on the date the notes were entered into.

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

Juma Technology Corp. (Registrant)

Date: January 30, 2008	/s/ Anthony M. Servidio
Anthony M. Servidio Chief Executive Officer & Chairman (Principal Executive Officer)

Date: January 30, 2008	/s/ Anthony Fernandez
Anthony Fernandez Chief Financial Officer, Director (Principal Financial and Accounting Officer)