Form 10QSB/A
period 2007-06-30
Juma Technology Corp.
filed 2008-01-31
CIK 1309055

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

EXPLANATORY NOTE

We are filing this amendment to our quarterly report for the quarter ended June 30, 2007 to reflect the changes made in response to the comments received by us from the Staff of the Securities and Exchange Commission in connection with the Staff’s review of the report. The changes made to the report include several revisions to the Company’s Management's Discussion and Analysis of Financial Condition and Results of Operations and revisions to the notes accompanying the Company’s unaudited financial statements.

For convenience and ease of reference, we are filing the quarterly report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amended report is as of August 17, 2007, the original filing date of our report for the quarter ended June 30, 2007.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$143,446	$191,470
Accounts receivable	3,474,581	3,990,836
Inventory	816,090	262,974
Note receivable	-	251,041
Prepaid expenses	153,674	60,531
Prepaid purchases	-	369,964
Other current assets	35,029	50,092
Total current assets	4,622,820	5,176,908

Fixed assets, (net of accumulated depreciation of $381,719 and $282,388, respectively)	932,991	899,365

Other assets:
Security deposits	57,221	9,482
Total assets	$5,613,032	$6,085,755

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Credit line	$350,000	$350,000
Notes payable	1,106,392	155,926
Current portion of long-term debt	93,319	62,909
Accounts payable	4,226,807	2,825,597
Accrued expenses and taxes payable	377,929	282,460
Deferred revenue	197,728	376,304
Deferred tax liability	-	76,696
Total current liabilities	6,352,175	4,129,892

Long-term debt, net of current maturities	177,974	143,134
Convertible promissory notes	1,725,000	-
Deferred tax liability	-	230,087
Total liabilities	8,255,149	4,503,113

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.0001 par value, 900,000,000 shares authorized, 42,455,000 and 41,535,000 shares issued and outstanding, respectively	4,246	4,154
Additional paid in capital	3,658,177	3,505,961
Subscription receivable	-	(18,427)
Retained deficit	(6,304,540)	(1,909,046)
Total stockholders’ deficiency	(2,642,117)	1,582,642
Total liabilities and stockholders’ deficiency	$5,613,032	$6,085,755

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statement of Operations
For the three and six months ended June 30,

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Sales	$3,528,959	$2,394,201	$6,240,064	$4,589,155
Cost of goods sold	2,901,506	1,424,336	5,324,050	2,737,554
Gross margin	627,453	969,865	916,014	1,851,601

Operating expenses:
Selling	629,552	333,516	1,309,276	563,289
Research and development	177,091	-	177,091	-
Goodwill impairment	-	-	1,995,259	-
General and administrative	1,276,974	436,668	2,068,062	881,893
Total operating expenses	2,083,617	770,184	5,549,688	1,445,182

(Loss)/income from operations	(1,456,164)	199,681	(4,633,674)	406,419

Interest income/(expense), net	(43,081)	(12,652)	(68,603)	(33,597)

(Loss)/income before income taxes	(1,499,245)	187,029	(4,702,277)	372,822
(Benefit)/Provision for income taxes	-	2,040	(306,783)	3,787

Net (loss)/income	$(1,499,245)	$184,989	$(4,395,494)	$369,035

Basic and diluted net (loss)/income per share	$(0.04)	$0.01	$(0.11)	$0.01
Weighted average common shares outstanding	42,144,560	26,900,000	41,843,167	26,900,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30,

	2007	2006
Operating Activities
Net (loss)/income	$(4,395,494)	$369,035
Adjustments to reconcile net (loss)/income to net cash (used) provided by operating activities:
Depreciation	95,393	73,120
Deferred taxes	(306,783)	4,770
Cost of stock options	30,722	-
Changes in operating assets and liabilities:
Accounts receivable	516,255	(207,883)
Inventory	(553,116)	-
Other current assets	15,063	9,815
Prepaid expenses	291,821	59,939
Security deposit	(47,739)	(452)
Accounts payable and accrued expenses	1,174,143	(346,899)
Deferred revenue	(178,576)	134,843
Net cash flows (used) provided by operating activities	(3,358,311)	96,288

Investing Activities
Acquisition of fixed assets	(45,477)	(133,805)
Note receivable	251,041	-
Acquisition of AGN, net of cash	1,724,103	-
Net cash flows provided (used) by investing activities	1,929,667	(133,805)

Financing Activities
Proceeds from loan	215,000	702,840
Proceeds from long-term debt	52,660	-
Issuance of common stock	(282,888)	-
Proceeds from convertible promissory note	1,725,000	-
Repayment of loan	(293,576)	(260,000)
Payment of loan to affiliate	-	(107,810)
Subscription receivable	18,427	-
Distributions to members	-	(138,988)
Repayment of long-term debt	(54,003)	(23,096)
Net cash flows provided (used) by financing activities	1,380,620	172,946

Net change in cash	(48,024)	135,429
Cash, beginning of the period	191,470	16,312
Cash, end of the period	$143,446	$151,741

Supplemental Cash Flow Information:
Interest paid	$56,726	$33,597
Income taxes paid	$455	$-

Noncash investing and financing activities
Acquisition of fixed assets through capital lease	$66,593	$-

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

Associated with the acquisition of AGN the Company recorded goodwill of $1,995,259, which was deemed impaired in March 2007. Based on the requirements of FAS 142 Management determined that the goodwill was impaired as the net cash flows of the reporting unit were negative at the time of the acquisition and would continue to be negative for the foreseeable future. The goodwill is expected to be tax deductible

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
June 30, 2007

NOTE 4 - ACQUISITION OF AGN NETWORKS, INC. (continued)

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

NOTE 6 - NOTES PAYABLE (continued)

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

NOTE 9 - STOCK OPTIONS (continued)

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

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal quarter ended June 30, 2007: expected volatility of 25%, risk free interest rate of 4.88%; and expected lives of 10 years.  The effects of applying SFAS No. 123, as amended, in the above pro forma disclosures are not indicative of future amounts as they are likely to be affected by the number of future grants awarded since additional awards are generally expected to be made at varying amounts.

NOTE 10 - SUBSEQUENT EVENTS

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

General and administrative expenses increased by $1,186,169 or 135% to $2,068,062 for the six months ended June 30, 2007, compared to $881,893 for the six months ended June 30, 2006. The increase was predominantly due to (i) salaries (due to an increase in employees and raises), (ii) a reduction in rebates, (iii) an increase in professional fees primarily related to the Company’s new status as a public company, (iv) (iv) general and administrative expenses related to AGN offset by a reduction in bad debt expenses.

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

The Company experienced a net loss of $4,395,494 for the six months ended June 30, 2007 compared to net income of $369,035 for the comparable period in 2006. The net loss for the six months ended June 30, 2007 was predominantly due to the losses sustained by the AGN subsidiary of $2,434,637. Of this amount $2,045,259 is related to the impairment of the goodwill associated with the AGN acquisition. The goodwill was deemed impaired due to AGN’s limited revenue and losses incurred since inception and into the foreseeable future. In addition, the net loss is also due to (i) increases in cost of goods sold, (i) increases in selling expenses and (iii) increases in general and administrative expenses. The Company’s core business is experiencing growth in engineering, sales personnel and other areas in preparation of various product launches. The Company expects these costs to continue to rise until these various products are launched and revenue from the new products begins to offset the additional costs.

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

Cash flows used from operations totaled $3,358,311 for the six months ended June 30, 2007, compared to cash provided by operations of $96,288 for the six months ended June 30, 2006. The decrease in cash flow from operations is predominantly due to the loss incurred in 2007, offset by (i) an increase in accounts payable and accrued expenses and (ii) a decrease in accounts receivable.

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