Form 10QSB/A
period 2007-09-30
Juma Technology Corp.
filed 2008-01-31
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______ to ______________

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

EXPLANATORY NOTE

We are filing this amendment to our quarterly report for the quarter ended September 30, 2007 to reflect the changes made in response to the comments received by us from the Staff of the Securities and Exchange Commission in connection with the Staff’s review of the report. The changes made to the report include several revisions to the Company’s Management's Discussion and Analysis of Financial Condition and Results of Operations and revisions to the notes accompanying the Company’s unaudited financial statements.

For convenience and ease of reference, we are filing the quarterly report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amended report is as of November 14, 2007, the original filing date of our report for the quarter ended September 30, 2007.

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

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statement of Operations
For the three and nine months ended September 30,

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Sales	$3,296,938	$2,156,964	$9,537,002	$6,746,119
Cost of goods sold	2,920,460	1,652,375	8,244,510	4,389,929
Gross margin	376,478	504,589	1,292,492	2,356,190

Operating expenses:
Selling	874,269	269,342	2,183,545	832,631
Research and development	232,936	-	410,027	-
Goodwill impairment	(425,779)	-	1,569,480	-
Consulting	715,000	-	715,000	-
General and administrative	2,211,681	562,820	4,279,743	1,444,713
Total operating expenses	3,608,107	832,162	9,157,795	2,277,344

(Loss)/income from operations	(3,231,629)	(327,573)	(7,865,303)	78,846

Discount on note	(2,973,220)	-	(2,973,220)	-
Interest income/(expense), net	(69,439)	(20,623)	(138,042)	(54,220)

(Loss)/income before income taxes	(6,274,288)	(348,196)	(10,976,565)	24,626
(Benefit)/Provision for income taxes	-	(4,517)	(306,783)	(730)

Net (loss)/income	$(6,274,288)	$(343,679)	$(10,669,782)	$25,356

Basic and diluted net (loss)/income per share	$(0.15)	$(0.01)	$(0.25)	$0.00
Weighted average common shares outstanding	43,120,864	26,900,000	42,275,329	26,900,000

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

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2007

NOTE 4 - ACQUISITION OF AGN NETWORKS, INC. (continued)

On September 18, 2007, an Addendum (the “Addendum”) was added to the Agreement. The Addendum stated that AGN would pay an additional $188,216 towards obligations due to Avatel Technologies, Inc. in exchange for the forgiveness of any intercompany loans or claims that Avatel Technologies, Inc. and its shareholders may have against the Company or AGN. The Addendum also stated that $125,000 of the Note which was forgiven would be payable to the Company, at any time, if the Company does not acquire the business of Avatel Technologies, Inc. (See Note 3)

Associated with the acquisition of AGN the Company recorded goodwill of $1,995,259, which was deemed impaired in March 2007. Based on the requirements of FAS 142 Management determined that the goodwill was impaired as the net cash flows of the reporting unit were negative at the time of the acquisition and would continue to be negative for the foreseeable future. In September 2007 a creation of goodwill of $425,779 was recorded. This adjustment to the impaired goodwill is related to the Addendum and the forgiveness of any intercompany loans. As of September 30, 2007, the impaired goodwill was $1,569,480. The goodwill of $1,619,480 is expected to be tax deductible.

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

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal quarter ended September 30, 2007: expected volatility of 15%, risk free interest rate between 4.34% and 5.07%; and expected lives of 5 or 10 years.  The effects of applying SFAS No. 123, as amended, in the above pro forma disclosures are not indicative of future amounts as they are likely to be affected by the number of future grants awarded since additional awards are generally expected to be made at varying amounts.

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

The goodwill, which is associated with the acquisition of AGN, was deemed impaired at the time of the acquisition. This goodwill impairment was adjusted during the three months ended September 30, 2007 due to an addendum to the purchase contract which forgave any and all intercompany loans with the prior shareholders or affiliated entities. This forgiveness of debt resulted in a reduction to the goodwill impairment of $1,619,480.

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

General and administrative expenses increased by $2,835,030 or 196% to $4,279,743 for the nine months ended September 30, 2007, compared to $1,444,713 for the nine months ended September 30, 2006. The increase was predominantly due to (i) salaries (due to an increase in employees and raises), (ii) a reduction in rebates, (iii) an increase in professional fees primarily related to the Company’s new status as a public company, (iv) forgiveness of debt related to the AGN acquisition, (v) general and administrative expenses related to AGN offset by a reduction in bad debt expenses.

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

Cash flows used from operations totaled $7,358,080 for the nine months ended September 30, 2007, compared to $118,442 for the nine months ended September 30, 2006. The decrease in cash flow from operations is predominantly due to (i) the loss incurred in 2007 .

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