Form 10KSB
period 2007-12-31
Juma Technology Corp.
filed 2008-03-31
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number 000-105778

Juma Technology Corp.
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

Common Stock, par value $0.0001
 (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

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

State issuer’s revenue for its most recent fiscal year: $12,587,003

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$13,961,240 as of March 24, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 43,943,950 Common Shares as of March 24, 2008

Transitional Small Business Disclosure Format (Check One): Yes: ☐ No: ☒

 PART I

Item 1. Description of Business

Background

Edmonds 4, Inc. was formed as a Delaware corporation on August 19, 2004 for the purpose of finding a suitable business in which to invest. On March 25, 2005, pursuant to the terms of a Stock Purchase Agreement, Glen Landry purchased 100,000 shares pre-split of the issued and outstanding common stock of Edmonds 4, Inc. from Richard Neussler, the sole officer, director and stockholder of the Company. At such time Glen Landry was appointed as the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors.

As a result of this change in control, Edmonds 4, Inc. changed its business plan to the production of cosmetics and creams. On April 8, 2005, the certificate of incorporation was amended to change the name of the Company to Elite Cosmetics, Inc., to better reflect the business plan. On March 2, 2006, the certificate of incorporation was amended to change the name of the Company to X and O Cosmetics, Inc. (“XO”). Immediately prior to the reverse merger described in the following paragraph, XO had two employees, and was controlled by Glen Landry. Mr. Landry beneficially owned 99% of the outstanding stock of XO and was also an officer and director. XO had no income from operations and had a substantial accumulated deficit.

Reverse Merger

On November 14, 2006, XO consummated an agreement with Juma Technology, LLC, pursuant to which XO acquired 100% of Juma Technology LLC’s member interests in exchange for 33,250,731 shares of our common stock (the “Reverse Merger”). The transaction was treated for accounting purposes as a recapitalization by Juma Technology LLC as the accounting acquirer. Prior to the Reverse Merger, there were 259,830,000 shares of our common stock outstanding. As part of the Reverse Merger, 33,250,731 shares of our common stock were issued to former members of Juma Technology, LLC and their affiliates, and our former officer and director, Glen Landry returned 251,475,731 of his 256,500,000 shares of common stock back to treasury. Following the transaction there were 41,535,000 shares of common stock issued and outstanding.

On January 28, 2007, XO changed its name to Juma Technology Corp. The Company carries on Juma Technology LLC’s business, as described below.

On March 6, 2007, the Company completed the acquisition of AGN Networks, Inc. ("AGN") through the merger of AGN into a newly formed wholly-owned subsidiary of the Company pursuant to an Agreement and Plan of Merger. The Company acquired AGN networks, Inc. as it is in the business of delivering telephone company service of operators of Voice over Internet Protocol Telephone systems. Its customers include mid range and enterprise sized corporate, institutional and government organizations. AGN’s services enhance functionality and increase fault-tolerance while providing for robust business continuity via disaster recovery mechanisms. Its flagship offering allows IP PBX’es to be interconnected to the Public Switched Telephone Network in 30 minutes or less.

In February 2008 AGN Networks Inc. changed its name to Nectar Services Corp.

The Company’s principal executive offices are located at 154 Toledo Street, Farmingdale, NY 11735 and telephone number to (631) 300-1000.

Overview

Juma Technology Corp. (“Company”) is a highly specialized convergence systems integrator with a complete suite of services for the implementation and management of an entities data, voice and video requirements.  The Company is focused on providing converged communications solutions for various vertical markets with an emphasis in driving long term professional services engagements, maintenance, monitoring and management contracts. The Company utilizes several different technologies in order to provide its expertise and solutions to clients across a broad spectrum of business-critical requirements, regardless of the objectives.  The Company integrates high-speed network routers and high-capacity data switches from the industry’s leading manufacturers and deploys best-of-breed communications solutions with a full range of managed services for its clients.

The Company also offers telephone carrier services that enhance functionality and increase fault-tolerance while providing for robust business continuity via disaster recovery mechanisms. Its flagship offering allows Internet Protocol PBX’es to be interconnected within a client’s global network and the Public Switched Telephone Network in 30 minutes or less, irregardless of PBX manufacturer.

The Company is a complete solution source, enhancing the abilities of an organization’s technical staff and increasing the reliability and functionality of clients’ Information Technology (“IT”) environments.

Industry and Background

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

According to a white paper entitled “Voice and data Convergence Hits the mainstream: Why Enterprises are Quickly Migrating their Networks” (December 2005) issued by IDC Group, about 28% of large enterprises have adopted voice and data convergence and 74% of enterprises expect to fully migrate voice services over IP-based networks by the end of 2008. Additionally, 82% of large enterprises currently manage voice services in-house and 85% manage data services in house. However, 39% of enterprises expect to use managed services when implementing a converged voice and data network.

It is the Company’s belief that the industry will realize the following growth in the near future:

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

Business Model and Concept

The Company believes its key competitive advantage in the converged communications services market is based upon its two strong lineages which are individually rooted in voice and data networking.

The foundation for the Company’s converged communications solutions and offerings stem from these two core and distinct practices, Voice and Data. The Company believes that unlike other communications systems integrators, the company places special emphasis on cross training voice and data engineering staffs. Competing systems integrators lack either the breadth of data engineering knowledge or the depth in telephony and call center systems know-how. The Company's fundamental approach ensures its ability to meet the challenges of the overall industry as it transforms itself with converged applications served by IP data networks.

Utilizing a consultative approach to sales in all of its practice areas, the Company creates opportunities by providing custom tailored solutions for its clients. This approach ensures maximum benefit to the client with minimal account turnover. The Company maintains certifications from several leading manufacturers including: Avaya, Cisco, Juniper Networks, Extreme Networks, Zeacom, Nortel, Microsoft, Novell and several others.

The Company selects equipment and deployment methodologies from specific market-leading vendors who have common market goals and integrated product roadmaps. The Company is a Platinum Level Avaya Business Partner and is one of twelve residing members of the Avaya Business Partner Council. Avaya is the former Enterprise Networks Group of Lucent Technologies. As one of the world's largest suppliers of communications networks, Avaya is at the forefront of converged communications and customer relationship management systems.

In addition to partnering with Avaya's most strategic communications manufacturing partners, Juniper Networks and Extreme Networks the Company is able to provide underlying connectivity, data routing and security functionalities critical to the converged network market vision. The Company is a member of each of the aforementioned companies' Business Partner Councils and is also a Platinum Business Partner.

A key focus for Juma is to develop its reoccurring revenue lines of business. The key lines of business that generate long term contracts with reoccurring revenue are:

•	Hosted Telephony Platform

•	Management Services Platform

•	Enterprise Session Management.

These respective services will be marketed and sold via both direct and indirect channel models. For direct sales, the Company will leverage its growing Enterprise and Small & Medium Business sales forces which offer a full line of products and services. The indirect channel will comprise resellers, distributors and agents of IP Telephony and traditional carrier services. The development of the indirect channel will provide a cost optimized sales vehicle for advanced services and will provide “white label” opportunities for the larger indirect agents.

Hosted Telephony Platform Overview:

The Company offers a Managed hosted telephony solution allowing for small to medium size business to gain the features and functionality of Fortune 500 Firms without the increased cost of purchasing a corporate Private Branch Exchange (“PBX”) and without equipment overhead and maintenance problems.

Overall Objectives:

•	Deliver 100% feature functionality of Avaya Enterprise Communication Manager to organizations of all sizes at a fixed monthly cost

•	Service includes carrier services, maintenance, management, moves and changes, and 24x7 monitoring

•	Unified Messaging links Voice, email and Fax messages into one view while maintaining control as to where each is actually stored

•	Offer flexible hosted service which allows customer to mix and match local dial tone, hosted dial tone, hosted PBX, and on-premise survivable PBX into a custom service that matches the customer’s business and technology requirements while minimizing risk.

Key Messaging

•	No purchase of corporate PBX system

•	Cost savings on carrier services

•	Industry’s first High Availability with carrier and Customer Premise Equipment based fault tolerance with Zero feature loss when running in Customer Premise Equipment survivable mode

•	One bill for all communication needs

•	All Enterprise Avaya telephony advanced features for any size company.

Key Differentiators

•	Based on Enterprise Telephony platform, not Small Business focused IP Soft-switch for Centrex replacement.

•	Survivability - reliable service 24/7

•	Call Center Features and functionality

•	Extension to Cellular Technology

•	Delivery of carrier over private connection as well as Internet Virtual Private Network (“VPN”)

•	The Managed Hosted Service is directly connected (meaning switching equipment is located in the Company’s data centers) to the Public Switched Telephone Network.

•	Managed Hosted Services do not require the customer to change or use their data network

•	Managed Hosted Services can use traditional digital or new IP handsets at the client premises

•	Customer can provide own local dial tone and use Managed Hosted Service to deliver those calls. This allows customers who have a contract commitment to a carrier to migrate to a Hosted IP Platform and not be subject to termination charges.

Managed Services Platform Overview:

The Company will monitor, manage and provide maintenance to its customers’ communications infrastructure. Customers get state-of-the-art network monitoring systems backed by a team of certified experts. This winning combination creates a natural extension to customers’ existing IT staff and allows their internal resources to focus on what is important - running its business.

The Company employs advanced software systems to collect and report on a variety of network infrastructure conditions that could degrade the quality and availability of network and application services such as voice. The following services are included in our base offering for managing a Wide Area Network along with optional management components for Local Area Network switching and Telephony systems gear:

Service Offerings include:

•	Remote monitoring for health and availability of telephony and network infrastructure, including Avaya PBX and end-point equipment

•	Software maintenance and patch management for communications devices

•	Ongoing configuration management support

•	Break-fix support for malfunctioning equipment

•	Statistical analysis of call quality with threshold management features

•	Utilization trending of wide area network links

•	Front-line support to assist the customer with carrier-level troubleshooting.

Enterprise Session Management Platform Overview:

The Enterprise Session Management Platform (“ESM”) transforms isolated telephony resources acquired over time into a unified communications platform available globally. Enabling ESM offers cost savings and business continuity or disaster recovery services. For example, ESM enables a client to use existing corporate IT infrastructure to deliver calls for which corporate clients would normally pay toll charges. Toll charges for intra-organization calls can account for a substantial portion of a monthly telephone carrier budget. The Company can provide precise, company-specific estimates of savings, and can subsequently plan and deploy the ESM Platform using the clients’ existing infrastructure. Best Rate Routing service instantly analyzes each outgoing call to determine if the call can be delivered for free. If not the system queries multiple previously selected carriers for the lowest available rate for delivering the call. ESM awards the call to the carrier offering the best rate, thus keeping clients’ costs low while improving the Company’s wholesale bulk usage, which in turn drives wholesale costs downward. ESM’s Trunk Load Consolidation (“TLC”) pools the available trunk capacity even if the trunks are physically located in different buildings, states, or countries. Prior to TLC, companies had no choice but to pay for trunk capacity based on peak usage, even though peak usage would rarely or only periodically consume the paid capacity. With TLC, customers pay only for what they use and can shed trunk-related expenses without diminishing capacity or capability. A company with multiple locations could reduce monthly expenses by eliminating excess circuits without impacting capacity or quality.

ESM also provides disaster recovery services by providing pre-arranged or on-demand instant rerouting of voice traffic to up to five alternate destinations. This occurs almost instantaneously and with no human intervention. In addition, the ESM platform is universal. It does not matter whether the client has Cisco, Avaya, Siemens, or other hardware. ESM can provide this technology with minimal need to invest in new hardware.

Competitive Business Conditions

Management is aware of similar products and services that compete directly with our products and services and some of the companies developing these similar products and services are larger, better-financed companies that may develop products superior to ours. Many of our current and prospective competitors, such as Carousel Industries of North America, Inc., Cross Telecom Corporation, and North American Communications Resources, Inc. are larger and have greater financial resources, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with our competitors. As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

•	substantially greater financial, technical and marketing resources;

•	larger customer base

•	better name recognition

•	potentially more expansive product offerings.

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

Dependence on Major Customers

Approximately twenty (20%) of our business is currently derived from our authorization to provide goods and services to New York State government agencies, local government agencies, municipalities, and educational institutions, pursuant to numerous New York State contracts. Were we to no longer be authorized to provide such goods and services to these entities our business would be adversely affected as we would have to bid for the work as opposed to selling directly without bid. This would make the acquisition of such work much more difficult and costly.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements or Labor Contracts

As of December 31, 2007, we did not own, legally or beneficially, any patent or trademark.

Research and Development

We incurred research and development expenditures of $642,398 for the year ended December 31, 2007 related to the development of the Nectar Services Corp. carrier services platforms (i.e. managed and carrier services). We expect to continue to incur these expenditures into the foreseeable future. No research and development expenditures were incurred during 2006 or prior.

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

Employees

As of January 15, 2008, Juma had 62 employees, two of these employees are part-time, all other employees are full-time. The Company also engages the services of a number of individual and corporate consultants. We believe our relations with our employees are good. None of our employees are represented by members of any labor union and we are not a party to any collective bargaining agreement.

The Company leases all of its employees from an unrelated party. In addition to reimbursing the third party for the salaries of the leased employees, the Company is charged a service fee by the third party who is designed to cover the related employment taxes and benefits.

Item 1A. Risk Factors.

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

Management is aware of similar products and services that compete directly with our products and services and some of the companies developing these similar products and services are larger, better-financed companies that may develop products superior to ours. Many of our current and prospective competitors are larger and have greater financial resources, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with our competitors. As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

•	substantially greater financial, technical and marketing resources

•	larger customer base

•	better name recognition

•	potentially more expansive product offerings.

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

If we are unable to maintain our key personnel and attract new employees with high levels of expertise in those areas in which we propose to engage, without unreasonably increasing our labor costs, the execution of our business strategy may be hindered and our growth limited. We believe that our success is largely dependent on the continued employment of our senior management and the hiring of strategic key personnel at reasonable costs. We have entered into written employment agreements with Joseph Fuccillo, David Giangano, Frances Vinci, Joseph Cassano and Anthony Fernandez. Each of these agreements provides for a three-year term; however, the applicable executive may terminate such agreement on notice. We do not have “key-person” insurance on the lives of any of our key officers or management personnel to mitigate the impact to our company that the loss of any of them would cause. Specifically, the loss of any of our executive officers would disrupt our operations and divert the time and attention of our remaining officers. If any of our current senior managers were unable or unwilling to continue in his or her present position, or if we were unable to attract a sufficient number of qualified employees at reasonable rates, our business, results of operations and financial condition will be materially adversely affected.

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

We believe that establishing and maintaining the brand identities of our products and services is a critical aspect of attracting and expanding a large client base. Promotion and enhancement of our branded products and services, including but not limited to Avaya, Inc., will depend largely on our success in continuing to provide high quality service. If businesses do not perceive our existing services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by businesses, we will risk diluting our brand identities and decreasing our attractiveness to existing and potential customers.

In order to attract and retain customers and to promote and maintain brands in response to competitive pressures, we may also have to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among our customers. If we incur significant expenses in an attempt to improve our services or to promote and maintain our brands, our profit margins could decline significantly decline. Moreover, any brand identities we establish may be diluted as a result of any inability to protect our trademarks and service marks or domain names, which could have a material adverse effect on our business, prospects, financial condition and results of operations. Similarly, should the Avaya brand cease to exist, that event would likewise have a materially adverse impact on our business, prospects, financial condition and results of operations.

If we are not able to adequately protect our proprietary rights, our operations would be negatively impacted.

We believe that our ability to compete partly depends on the superiority, uniqueness and value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following may reduce the value of our intellectual property:

•	our applications for patents, trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;

•	once issued, patents, trademarks and copyrights may not provide us with any competitive advantages;

•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;

•	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop; or

•	another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

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

Disputes regarding the ownership of technologies are common and likely to arise in the future. We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business.

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

The development of additional products and services and other proprietary technology involves significant technological and business risks and requires substantial expenditures and lead-time. We may be unable to use new technologies effectively. Updating our technology internally and licensing new technology from third parties may also require us to incur significant additional capital expenditures.

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

We do not develop and maintain all of the products and services that we offer. We offer certain of our services to our customers through various third-party service providers engaged to perform these services on our behalf. In addition, we outsource parts of our operations to third parties and may continue to explore opportunities to outsource others. Accordingly, we are dependent, in part, on the services of third-party service providers, which may raise concerns by our resellers and customers regarding our ability to control the services we offer them if certain elements are managed by another company. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service or discontinue their lines of business or cease or reduce operations, our business, operations and customer relations may be impacted negatively and we may be required to pursue replacement third-party relationships, which we may not be able to obtain on as favorable terms or at all. Although we continually evaluate our relationships with our third-party service providers and plan for contingencies if a problem should arise with a provider, transitioning services and data from one provider to another can often be a complicated and time consuming process and we cannot assure that if we need to switch from a provider we would be able to do so without significant disruptions, or at all. If we were unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to either temporarily or permanently discontinue certain services which may disrupt services to our customers. Any failure to provide services would have a negative impact on our revenues.

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

We depend on the security of our networks and, in part, on the security of the network infrastructures of our third party telecommunications service providers, our outsourced customer support service providers and our other vendors. Unauthorized or inappropriate access to, or use of, our network, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our users and of other third parties. Some consumers and businesses have in the past used our network, services and brand names to perpetrate crimes and may do so in the future. Users or other third parties may assert claims of liability against us as a result of any failure by us to prevent these activities. Although we use security measures, there can be no assurance that the measures we take will be successfully implemented or will be effective in preventing these activities. Further, the security measures of our third party network providers, our outsourced customer support service providers and our other vendors may be inadequate. These activities may subject us to legal claims, may adversely impact our reputation, and may interfere with our ability to provide our services.

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

Our long-term growth strategy includes identifying and acquiring or investing in or merging with suitable candidates on acceptable terms. In particular, over time, we may acquire or make investments in or merge with providers of product offerings that complement our business.

Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management attention from running our existing business;

•	increased expenses, including travel, legal administrative and compensation expenses related to newly hired employees;

•	high employee turnover amongst the employees of the acquired company;

•	increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own;

•	potential exposure to additional liabilities;

•	potential adverse effects on our reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions;

•	potential disputes with sellers of acquired businesses, technologies, services or products; and

•	inability to utilize tax benefits related to operating losses incurred by acquired businesses.

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

As permitted by Delaware law, our certificate of incorporation, limits the personal liability of directors to the fullest extent permitted by the provisions of Delaware Corporate Law. As a result of our charter provision and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, our certificate of incorporation does not limit our power to indemnify our directors and officers to the fullest extent permitted by law.

If we were to lose our authorization to sell products and services to New York State government agencies, our business would suffer.

Approximately twenty (20%) of our business is currently derived from our authorization to provide goods and services to New York State government agencies, local government agencies, municipalities, and educational institutions, pursuant to numerous New York State contracts. Were we to no longer be authorized to provide such goods and services to these entities our business would be adversely affected, as we would have to bid for the work as opposed to selling directly without bid. This would make the acquisition of such work much more difficult and costly.

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

Risk Relating to our Common Stock

Since our common stock is quoted on a service, its stock price may be subject to wide fluctuations.

Our common stock is not currently listed on any exchange; but it is authorized for quotation on the OTC Bulletin Board. Accordingly, the market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

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

Because we have become public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with Juma’s becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us. No assurance can be given that brokerage firms will, in the future, assign analysts to cover the Company or want to conduct any secondary offerings on our behalf.

Because our common stock may be deemed a “penny stock,” Investors may find it more difficult to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5.0 million ($2.0 million if the company has been operating for three or more years) or that have average revenues less than $6.0 million for the past three years. These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. Remaining subject to the penny stock rules for any significant period could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in connection with certain financings, which financings are described in the Management’s Discussion and Analysis or Plan of Operation below, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Because our directors, executive officers and entities affiliated with them beneficially own a substantial number of shares of our common stock, they have significant control over certain major decisions on which a stockholder vote is required and they may discourage an acquisition of us.

Our executive officers, directors and affiliated persons currently beneficially own, in the aggregate, approximately 62% of our outstanding common stock. These figures do not reflect the increased percentages that the officers and directors own if they exercise any stock options that may be granted to them under employee incentive plans or if they otherwise acquire additional shares of our common stock. The interests of our current officers and directors may differ from the interests of other stockholders. As a result, these current officers, directors and affiliated persons will have significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	elect or defeat the election of our directors;

•	amend or prevent amendment of our certificate of incorporation or by-laws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	control the outcome of any other matter submitted to the stockholders for vote.

Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

If we raise additional funds through the issuance of equity securities, or determine in the future to register additional common stock, existing stockholders’ percentage ownership will be reduced, they will experience dilution which could substantially diminish the value of their stock and such issuance may convey rights, preferences or privileges senior to existing stockholders’ rights which could substantially diminish their rights and the value of their stock.

We may issue shares of common stock for various reasons and may grant additional stock options to employees, officers, directors and third parties. If our board determines to register for sale to the public additional shares of common stock or other debt or equity securities in any future financing or business combination, a material amount of dilution can be expected to cause the market price of the common stock to decline. One of the factors which generally affect the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings. Furthermore, the public perception of future dilution can have the same effect even if actual dilution does not occur.

In order for us to obtain additional capital or complete a business combination, we may find it necessary to issue securities, including but not limited to debentures, options, warrants or shares of preferred stock, conveying rights senior to those of the holders of common stock. Those rights may include voting rights, liquidation preferences and conversion rights. To the extent senior rights are conveyed, the value of the common stock may decline.

If the registration statement with respect to our shares of common stock issuable upon the exercise of certain warrants is not declared effective in a timely manner, we will be liable to pay penalties to a selling security holder.

In connection with the Company’s recently completed private placement of a $5,000,000 convertible note and warrants, the Company and the purchaser entered into a registration rights agreement. Under this agreement, the Company is required to file a registration statement with the Securities and Exchange Commission, registering and maintaining the registration of the 26,666,668 shares (which number was subsequently reduced to 17,066,668 shares) of common stock underlying the previously described securities. The Company is also obligated to use its best efforts to cause this registration statement to be declared effective within certain time limits. Ordinarily, this registration statement must be declared effective within 140 days following the filing date of this registration statement (or in the event this registration statement receives a “full review” by the Commission, the 160th day following the filing date) (which effective date was subsequently extended to April 30, 2008. If this registration statement is not declared effective by the effective date or if certain other specified events occur, the Company is required to pay as partial liquidated damages to the holders of the securities, in registered shares of common stock or in cash, at the Company’s option, a sum equal to two percent of the holders’ initial investment in the note per month, but in no event shall the liquidated damages exceed eighteen percent of the holders’ initial investment. The Company has filed a registration statement covering the previously mentioned shares of common stock in partial fulfillment of the Company’s obligations under the registration rights agreement. Nevertheless, if the registration statement is not declared effective within the prescribed time, the Company could be subject to the imposition of liquidated damages, which could have a material adverse effect on the Company’s business.

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

As a public company, absent an available exemption, we will be required to comply with Section 404 of the Sarbanes-Oxley Act by no later than December 31, 2008. However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity that remain un-resolved. As a public company, we will be required to report, among other things, control deficiencies that constitute a “material weakness.” A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.

Item 2. Description of Property.

The Company leases various facilities pursuant to leasing and sublease agreements accounted for as operating leases.

The Long Island headquarters are leased from Toledo Realty LLC, whose members are made up of certain officers and employees of the Company, and thus is a related party. The Long Island headquarters are under a ten year non-cancelable lease which expires on May 31, 2016. The Long Island headquarters consist of approximately 7,000 square feet. Among other provisions, the lease provides for monthly rental payments of $10,500 per month and includes provisions for scheduled increases to the monthly rental. In addition, the Company is required to reimburse Toledo for the real estate taxes on the building. The lease agreement also provides for two five year lease extensions. Pursuant to the lease, the Company was required to provide a security deposit totaling $21,000. The Company has provided this deposit to Toledo.

The New York City premise is under a five year lease which expires on November 30, 2011. The space consists of approximately 2,081 square feet with a gross annual rent of approximately $96,934.

The Deerfield Beach, Florida facility is under a three year lease which expires on March 31, 2010. The space consists of approximately 3,200 square feet of office space with a gross annual rent of $71,984.

The Burlington City, New Jersey facility is under a five year lease which expires on March 9, 2012. The space consists of approximately 3,164 square feet of office space and 2,982 square feet of warehouse space with a gross annual rent of $44,877.

The above referenced offices have been recently renovated and management believes that the condition of each facility is excellent but the Long Island headquarters may have insufficient space in the foreseeable future.

Item 3. Legal Proceedings.

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Our address for service of process in New York is 154 Toledo Street, Farmingdale, New York 11735.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock traded on OTC Bulletin Board under the symbol “JUMT.OB”. Our shares of common stock began being quoted on the OTC Bulletin Board effective June 14, 2007.

The following table contains information about the range of high and low bid prices for our common stock for each quarterly period indicated since our common stock began trading based upon reports of transactions on the OTC Bulletin Board.

For the quarters ended:	High	Low
December 31, 2007	$1.37	$0.88
September 30, 2007	1.50	0.80
June 30, 2007	1.60	1.05

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

It is anticipated that the market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On March 24, 2008, the closing bid price of our common stock as reported by the OTC Bulletin Board was $0.80 per share.

Holders of Our Common Stock

As of March 24, 2008, Juma had approximately fifty-five (55) holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2007.

Equity Compensation Plans as of December 31, 2007

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	5,436,250	$0.94	7,021,250
Equity compensation plans not approved by security holders	-	-	-
Total	5,436,250	$0.94	7,021,250

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations for the Years Ended December 31, 2007 and 2006

Revenues for the year ended December 31, 2007 increased $1,523,674 or 14% to $12,587,003, compared with revenues of $11,063,329 for the year ended December 31, 2006. The increase in revenues was predominantly due to increased sales to new and existing customers.

Cost of goods sold for the year ended December 31, 2007 increased $3,758,416 or 51% to $11,070,932, compared to $7,312,516 for the year ended December 31, 2006. The increase is related to (i) the increase increases in sales, (ii) increase in engineers and service desk personnel and (iii) the increase in costs associated with AGN which was not present in 2006.

Gross margin for the year ended December 31, 2007 decreased $2,234,742 or 60% to $1,516,071, compared to $3,750,813 for the year ended December 31, 2006. The decrease is directly related to the increase in salaries for engineers, timing of workload and additional costs incurred in 2007 due to the acquisition of AGN.

Selling expenses increased by $1,914,093 or 181% to $2,974,417 for the year ended December 31, 2007, compared to $1,060,324 for the year ended December 31, 2006. The increase was predominantly due to (i) an increase in the sales force, (ii) an increases in revenue and the subsequent increased commissions due on those revenues, (iii) sales expenses of AGN which were not present in 2006 and (iv) increased marketing and branding efforts.

Research and development expenses increased to $642,398 for the year ended December 31, 2007. This increase is directly attributable to AGN. The Company believes that research and development costs will continue to increase due to the AGN subsidiary and the development of its platform and product offerings.

The goodwill, which is associated with the acquisition of AGN, was deemed impaired at the time of the acquisition. This goodwill impairment was adjusted due to an addendum to the purchase contract which forgave any and all intercompany loans with the prior shareholders or affiliated entities. This forgiveness of debt resulted in a reduction to the goodwill impairment of $425,779, which left a total of $1,569,480.

Consulting fees totaled $890,000 for the year ended December 31, 2007 compared to $1,374,531 for the year ended December 31, 2006. In 2007, the Company retained the services of a consultant to assist the Company in obtaining financing, acquisition targets or recruiting services. During 2006 the Company incurred consulting fees paid with stock in connection with the Company’s reverse merger on November 14, 2006.

General and administrative expenses increased by $4,003,638 or 163% to $6,458,352 for the year ended December 31, 2007, compared to $2,454,714 for the year ended December 31, 2006. The increase was predominantly due to (i) salaries (due to an increase in employees and raises), (ii) an increase in professional fees primarily related to the Company’s new status as a public company, (iii) forgiveness of debt related to the AGN acquisition, and (iv) general and administrative expenses related to AGN offset by a reduction in bad debt expenses.

Interest expense (net) totaled $5,063,126 for the year ended December 31, 2007 compared to $76,198 for the comparable period in 2006. The increase of $4,986,928 is predominantly related to the discount on notes issued and beneficial conversion features of various securities.

A provision for income taxes of $220,343 was recorded for the year ended December 31, 2007 compared to $313,199 for the year ended December 31, 2006. This benefit is primarily due to a reversal of a deferred tax liability generated by a change in reporting net income for tax purposes from the cash basis to the accrual basis.

The Company experienced a net loss of $15,861,359 for the year ended December 31, 2007 compared to net loss of $1,528,153 for the comparable period in 2006. The major components of this loss for 2007 were (i) discounts and beneficial conversion features for various financings, (ii) the goodwill impairment related to the acquisition of AGN and (iii) the additional expenses incurred by AGN.

Liquidity and Capital Resources

As of December 31, 2007, we had total current assets of $4,674,837, and total current liabilities of $4,872,667, resulting in a current working capital of $(197,830). Also, at December 31, 2007 we had $302,889 in cash. Management does not believe that these amounts will be sufficient for the upcoming year, nor does it believe that the current business will be able to sustain the anticipated growth of the operations. Management will attempt to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes. On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of September 30, 2007, the Company has sold $2,225,000 in Notes. Of this amount $100,000 has been converted into common stock and $1,000,000 is interest bearing at a rate of 14% with interest payments being made monthly. There can be no assurance that any more Notes will be sold under the previously described private placement of the Company’s securities.

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

In connection with the issuance of the warrants and beneficial conversion feature, the Company has reflected a value at the date of issuance for the warrants of $1,622,033 and a beneficial conversion feature value of $1,351,187. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 6%; and expected lives of between 1 to 5 years. The value of the warrants and beneficial conversion feature have been expensed during the quarter ended September 30, 2007, as they vested immediately.

On November 29, 2007, the Company entered into a Note and Warrant Purchase Agreement with Vision Opportunity Master Fund, Ltd. (“Purchaser”) with respect to the sale of notes in an aggregate principal amount of up to $6,000,000. Also on November 29, 2007, the Company entered into Amendment No. 1 to the Note Purchase Agreement. Under the Note Purchase Agreement, as amended, the Company executed and delivered to Vision Opportunity Master Fund, Ltd. (a) the Company’s $2,500,000 principal amount, senior secured 10% convertible promissory note, (b) the Company’s $600,000 principal amount, senior secured 10% convertible promissory note and, (c) one warrant to purchase an aggregate of 7,300,000 shares of the Company’s common stock, and (d) one warrant to purchase an aggregate of 1,000,000 shares of the Company’s common stock. The Note Purchase Agreement, as amended, contemplates two other tranches, the closing with respect to such tranches scheduled to take place in March and June 2008. At each such subsequent closing, the Company would issue an additional promissory note to the Purchaser in the principal amount of $1,450,000. Each such subsequent closing is subject to the Company complying with certain covenants and meeting certain conditions under the Note Purchase Agreement, as amended.

In connection with the issuance of the warrants and beneficial conversion feature, the Company has reflected a value at the date of issuance for the warrants of $1,578,452 and a beneficial conversion feature value of $250,596. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 6%; and expected lives of between 1 to 5 years. The value of the warrants have been expensed during the quarter ended December 31, 2007, as they vested immediately. The beneficial conversion feature is being amortized over the term of the note.

The Notes accrue interest at 10% per annum from the date of issuance, and are payable, at the Company’s option, in cash or shares of its common stock, quarterly in arrears commencing on December 31, 2007. The maturity date of the Notes is thirty-six months from the issuance date. The Note contains various events of default such as failing to make a payment of principal or interest when due, which if not cured, would require the Company to repay the holder immediately the outstanding principal sum of and any accrued interest on the Notes. Each Note requires the Company to prepay under the Note if certain “Triggering Events” or “Major Transactions” occur while the Note is outstanding. The holders of the Notes are entitled to convert the Notes into shares of the Company’s common stock at any time based on the fixed conversion price of $0.75 per share.

On March 7, 2008, the Company closed the second tranche under the Note Purchase Agreement issued by Vision Opportunity Master Fund, Ltd. The Company issued an additional promissory note to the Purchaser in the principal amount of $1,450,000. The Company anticipates that the proceeds from sale of this Note will be used to purchase certain software products and services and for general corporate purposes. The expenses of this tranche of this financing were approximately $10,000, which included professional and due diligence fees of approximately $5,000. The net proceeds to the Company from this tranche were approximately $1,440,000.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing to repay its current obligations and its ability to achieve profitable operations. Management plans to obtain financing through the issuance of additional debt (Note 8), the issuance of shares on the exercise of warrants and potentially through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations, specifically by fully launching the products offered by Nectar Services Corp. and eliminating the current resource burden of that entity on the Company. The resolution of the going concern issue is dependent upon the realization of Management’s plans. There can be no assurance provided that the Company will be able to raise sufficient debt or equity capital from the sources described above on satisfactory terms. If Management is unsuccessful in obtaining financing or achieving profitable operations, the Company may be required to cease operations. The outcome of these matters cannot be predicted at this time.

Cash flows used from operations totaled $9,568,618 for the year ended December 31, 2007, compared to cash used from operations of $174,024 for the year ended December 31, 2006. The decrease in cash flow from operations is predominantly due to the loss incurred in 2007 partially offset by the valuation of beneficial conversion factors, warrants and note discounts.

Cash flows provided by investing activities increased to $1,168,295 for the year ended December 31, 2007 compared to cash flows used by investing activities of $398,334 for the year ended December 31, 2006. Investments in fixed assets increased significantly during 2007. This increase was predominantly related to the acquisition of AGN and the execution of its business plan. If the Company is unable to obtain the necessary capital to invest in fixed assets the business plan for AGN and the Company would be adversely affected.

Cash flows from financing activities increased to $8,511,742 for the year ended December 31, 2007 compared to $747,516 for the year ended December 31, 2006. The increase was predominantly due to proceeds from convertible notes and issuance of preferred stock.

During March 2005, the Company obtained a $350,000 credit line that bears interest at 0.5% above the prime interest rate. The credit line requires an annual 30 day clean up provision and can be converted into a three year term note at the bank’s discretion. The credit line was repaid in full during December 2007 and the weighted average interest rate was 8.45%.

The Company has two letters of credit outstanding with the same lender for a total of $41,394. Both letters of credit expire during 2008.

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

The following summarizes the Company’s principal contractual obligations as of December 31, 2007:

	2008	2009	2010	2011	2012	2013 and thereafter	Total
Notes Payable (1)	$255,425	$236,518	$182,992	$24,679	$-	$-	$699,614
Contractual Obligations (2)	914,250	1,051,390	-	-	-	-	1,965,640
Operating lease obligations (3)	329,862	318,010	223,653	184,708	87,763	347,905	1,491,901
Convertible Promissory Notes	-	2,225,000	3,100,000				5,325,000
Purchase obligations	-	-	-	-	-	-	-
	$1,499,537	$3,830,918	$3,506,645	$209,387	$87,763	$347,905	$9,482,155

(1)	Includes notes payable and the future minimum lease payments on capital leases.

(2)	Includes the minimum contractual amount due certain executive officers over the life of their respective employment contracts.

(3)	Includes the minimum annual lease payments on the Company’s facilities and office equipment.

Off Balance Sheet Arrangements

As of December 31, 2007, there were no off balance sheet arrangements.

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

Revenue Recognition

Juma derives revenue primarily from the sale and service of communication systems and applications. Juma recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer. Revenues from the sales of products that include installation services are recognized on the percentage of completion basis pursuant to the provisions of Statement of Position No. 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts" and Accounting Research Bulletin ("ARB") No. 45, "Long-term Construction-type Contracts". For each contract, the Company compares the costs incurred in the course of performing such contract during a reporting period to the total estimated costs of full performance of the contract and recognizes a proportionate amount of revenue for such period. Juma also derives revenue from maintenance services, including services provided under contracts and on a time and materials basis. Maintenance contracts typically have terms that range from one to five years. Revenue from services performed under maintenance contracts is deferred and recognized ratably over the term of the underlying customer contract or at the end of the contract, when obligations have been satisfied. For services performed on a time and materials basis, revenue is recognized upon performance of the services. Juma also earns commissions on maintenance contracts. Revenues are recognized on the commissions over the term of the related maintenance contract.

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

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options utilizing the treasury stock method. The effect of the potentially dilutive shares for the year ended December 31, 2007 and 2006 have been ignored, as their effect would be antidilutive. Total potentially dilutive shares excluded from diluted weighted shares outstanding at December 31, 2007 and 2006 totaled 13,761,515 and 668,000, respectively.

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

 Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;

F-2	Consolidated Balance Sheet as of December 31, 2007;

F-3	Consolidated Statements of Operations for the years ended December 31, 2007 and 2006;

F-4	Consolidated Statements of changes in stockholders’ equity for the years ended December 31, 2007 and 2006;

F-5	Consolidated Statements of cash flows for the years ended December 31, 2007 and 2006;

F-6	Consolidated Notes to Financial Statements;

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Juma Technology Corp.

We have audited the accompanying balance sheet of Juma Technology Corp. as of December 31, 2007 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Juma Technology, Corp as of December 31, 2007, and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses. The realization of a major portion of its assets is dependent upon its ability to meet its future financing needs and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Seligson & Giannattasio, LLP
White Plains, New York
March 21, 2008

Juma Technology Corp. and Subsidiaries
Consolidated Balance Sheet
December 31

2007
ASSETS
Current assets:
Cash	$302,889
Accounts receivable	3,775,360
Inventory	184,357
Prepaid expenses	100,180
Other current assets	312,051
Total current assets	4,674,837

Fixed assets, (net of accumulated depreciation of $540,344)	1,686,189
Other assets:
Security deposits	101,700
Total assets	$6,462,726

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Credit line	$-
Convertible notes payable, net of discount of $219,444	905,556
Current portion of capital leases payable	196,720
Accounts payable	2,564,353
Accrued expenses and taxes payable	552,006
Deferred revenue	654,032
Total current liabilities	4,872,667

Capital leases payable, net of current maturities	397,256
Convertible notes payable, net of discount of $484,376	3,615,624
Total liabilities	8,885,547

Commitments and contingencies

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 8,333,333 shares issued and outstanding	833
Common stock, $0.0001 par value, 900,000,000 shares authorized, 43,943,950 shares issued and outstanding	4,394
Additional paid in capital	15,342,357
Subscription receivable	-
Retained deficit	(17,770,405)
Total stockholders’ deficiency	(2,422,821)
Total liabilities and stockholders’ deficiency	$6,462,726

The accompanying notes are an integral part of these Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Consolidated Statement of Operations
Year Ended December 31,

	2007	2006

Net Sales	$12,587,003	$11,063,329
Cost of goods sold	11,070,932	7,312,516
Gross margin	1,516,071	3,750,813

Operating expenses:
Selling	2,974,417	1,060,324
Research and development	642,398	-
Goodwill impairment	1,569,480	-
Consulting	890,000	1,374,531
General and administrative	6,458,352	2,454,714
Total operating expenses	12,534,647	4,889,569

Loss from operations	(11,018,576)	(1,138,756)

Interest income/expense, (net)	(5,063,126)	(76,198)

Loss before income taxes	(16,081,702)	(1,214,954)
(Benefit)/provision for income taxes	(220,343)	313,199

Net loss	$(15,861,359)	$(1,528,153)

Basic and fully diluted net loss per share	$(0.37)	$(0.05)
Weighted average common shares outstanding	42,492,069	33,938,942

The accompanying notes are an integral part of these Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Consolidated Statements of Changes in the Stockholders’ Deficiency
Year ended December 31, 2007 and 2006

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Members’	Retained	Total
	Share	Amount	Share	Amount	Capital	Receivable	Equity	Earnings	Equity
Balance - January 1, 2006	-	$-	-	$-	$-	$-	$1,067,801	$-	$1,067,801

Member distributions	-	-	-	-	-	-	(277,839)	-	(277,839)
Recapitalization due to merger	-	-	30,150,000	3,016	1,107,952	-	(1,170,855)	-	(59,887)
Stock issued for services	-	-	5,024,269	502	1,356,051	-	-	-	1,356,553
Warrants issued	-	-	-	-	17,978	-	-	-	17,978
Net loss	-	-	-	-	-	-	380,893	(1,909,046)	(1,528,153)
Conversion of debt	-	-	6,360,731	636	1,005,553	-	-	-	1,006,189
Subscription receivable	-	-	-	-	18,427	(18,427)	-	-	-

Balance - December 31, 2006	-	-	41,535,000	4,154	3,505,961	(18,427)	-	(1,909,046)	1,582,642

Shares issued, Company was obligated to issue in 2006	-	-	100,000	10	(10)	-	-	-	-
Shares issued as interest	-	-	937,500	93	741,573	-	-	-	741,666
Subscription receivable	-	-	-	-	-	18,427	-	-	18,427
Stock issued for acquisition	-	-	320,000	32	118,368	-	-	-	118,400
Stock issued for services	-	-	525,000	52	889,948	-	-	-	890,000
Notes converted to stock	-	-	526,450	53	263,501	-	-	-	263,554
Debt converted to preferred stock	8,333,333	833	-	-	4,668,053	-	-	-	4,668,886
Warrants and beneficial conversion feature issued	-	-	-	-	4,802,267	-	-	-	4,802,267
Stock option expense	-	-	-	-	352,696	-	-	-	352,696
Net loss	-	-	-	-	-	-	-	(15,861,359)	(15,861,359)

Balance - December 31, 2007	8,333,333	$833	43,943,950	$4,394	$15,342,357	$-	$-	$(17,770,405)	$(2,422,821)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Consolidated Statements of Cash Flows
Year ended December 31,

	2007	2006
Operating Activities
Net loss	$(15,861,359)	$(1,528,153)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	254,017	178,096
Deferred taxes	(306,783)	293,057
Cost of stock options	352,696	-
Shares issued for services	890,000	1,356,051
Valuation of beneficial conversion factor, warrants and note discounts	4,840,113	17,978
Changes in operating assets and liabilities:
Accounts receivable	215,476	(2,185,258)
Inventory	448,581	1,157,615
Other current assets	(261,959)	115,718
Prepaid expenses	(24,649)	(430,495)
Security deposit	(92,218)	8,183
Accounts payable and accrued expenses	(300,261)	597,032
Deferred revenue	277,728	246,152
Net cash flows used by operating activities	(9,568,618)	(174,024)

Investing Activities
Acquisition of fixed assets	(520,807)	(298,444)
Note receivable - related party	251,041	(99,890)
Acquisition of AGN, net of cash	1,438,061	-
Net cash flows provided/(used) by investing activities	1,168,295	(398,334)

Financing Activities
Repayment of credit line	(350,000)	-
Proceeds from notes payable	-	1,162,115
Proceeds from loan	215,000	-
Repayment of loan	-	(100,000)
Repayment of notes payable	(1,250,419)
Proceeds of convertible notes payable	3,100,000	-
Issuance of preferred stock	5,000,000	-
Costs on preferred stock	(331,114)	-
Proceeds from convertible note payable	2,225,000	-
Subscription receivable	18,427	-
Distributions to members	-	(277,839)
Repayment of capital leases payable	(115,152)	(36,760)
Net cash flows provided by financing activities	8,511,742	747,516

Net change in cash	111,419	175,158
Cash, beginning of year	191,470	16,312
Cash, end of year	$302,889	$191,470

Supplemental Cash Flow Information:
Interest paid	$218,377	$69,335
Income taxes paid	$455	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of fixed assets through capital lease	$503,085	$172,187
Stock issued in conversion of notes payable	$263,553	$1,006,189
Stock issued for services	$890,000	$1,356,051

The accompanying notes are an integral part of these Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

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

On January 28, 2007, X and O Cosmetics, Inc. changed its name to Juma Technology Corp.

Juma Technology Corp. (the “Company”) is a highly specialized convergence systems integrator with a complete suite of services for the implementation and management of an entities data, voice and video requirements. The Company is focused on providing converged communications solutions for various vertical markets with an emphasis in driving long term professional services engagements, maintenance, monitoring and management contracts. The Company utilizes several different technologies in order to provide its expertise and solutions to clients across a broad spectrum of business-critical requirements, regardless of the objectives. The Company also offers telephone carrier services that enhance functionality and increase fault-tolerance while providing for robust business continuity via disaster recovery mechanisms. Its flagship offering allows Internet Protocol PBX’s to be interconnected within a clients global network and to the Public Switched Telephone Network in 30 minutes or less, irregardless of PBX manufacturer.

The Company also operates through a wholly owned subsidiary, AGN Networks, Inc. (“AGN”) which was acquired on March 6, 2007 through the Company’s wholly owned subsidiary Juma Acquisition Corp. (“Juma Acquisition”). In February 2008, AGN Networks Inc. changed its name to Nectar Services Corp.

While the Company operates through different subsidiaries, management believes that all such subsidiaries constitute a single operating segment since the subsidiaries have similar economic characteristics.

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The financial statements include the accounts of the Company and its wholly-owned subsidiaries AGN and Juma Acquisition. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, losses as of December 31, 2007 aggregated to $15,861,359 and raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing to repay its current obligations and its ability to achieve profitable operations. Management plans to obtain financing through the issuance of additional debt (Note 8), the issuance of shares on the exercise of warrants and potentially through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations, specifically by fully launching the products offered by Nectar Services Corp. and eliminating the current resource burden of that entity on the Company. The resolution of the going concern issue is dependent upon the realization of Management’s plans. There can be no assurance provided that the Company will be able to raise sufficient debt or equity capital from the sources described above on satisfactory terms. If Management is unsuccessful in obtaining financing or achieving profitable operations, the Company may be required to cease operations. The outcome of these matters cannot be predicted at this time.

These financial statements do not give effect to any adjustments which could be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the financial statements.

Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

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

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. Advertising and promotional costs totaled $335,630 and $52,339 for the year ended December 31, 2007 and 2006, respectively.

Rebates from Vendors

In November 2002, the FASB reached a consensus on EITF Issue No. 02-16."Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF No. 02-16"). EITF No. 02-16 provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of sales if the rebate is a payment for assets or services delivered to the vendor, the cash consideration should be characterized as revenue, or if the rebate is a reimbursement of costs incurred to sell the vendor's products, the cash consideration should be characterized as a reduction of that cost. The Company has reported rebates totaling $417, 364 and $404,685 for the year ended December 31, 2007 and 2006. These rebates have been classified as either a reduction of cost of sales or a reduction of selling expenses, dependent upon the nature of the rebate.

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options utilizing the treasury stock method. The effect of the potentially dilutive shares for the years ended December 31, 2007 and 2006 have been ignored, as their effect would be antidilutive. Total potentially dilutive shares excluded from diluted weighted shares outstanding at December 31, 2007 and 2006 totaled 13,761,515 and 668,000.

Allowance for Bad Debts

Due to the quality of its customers, the Company has historically had no material bad debts. The Company has therefore not provided for an allowance for uncollectible accounts receivable. The Company did write-off $131,609 and $160,105 for the years ended December 31, 2007 and 2006, respectively.

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

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2007 and 2006 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Through November 14, 2006, the Company was a limited liability company and as such had elected to be taxed as a partnership for federal and state purposes. In lieu of income taxes, the members of a limited liability company are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision or liabilities for Federal and State income taxes have been included in the financial statements. The Company was taxed as an unincorporated business for New York City purposes.

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

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative uses is capitalized. Research and development costs include direct costs and payments for leased employees and consultants. Research and development costs totaled $642,398 and $0 for the years ended December 31, 2007 and 2006, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes that concentration with regards to accounts receivable is limited due to its customer base. The company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are insured up to $100,000 by the Federal Deposit Insurance Corporation up to $100,000 per institution. The Company had uninsured cash balances at December 31, 2007 and 2006 of $93,242 and $34,625, respectively.

Reclassification

Certain amounts included in 2006 financial statements have been reclassified to conform with the 2007 presentation.

Recent Accounting Pronouncements

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

FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently reviewing the potential effect of this statement on its consolidated financial statements.

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment for FASB Statement No. 115”. SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair market value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently reviewing the potential effect of this statement on its consolidated financial statements.

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued interim financial statement (umaudited) for the period ended September 30, 2007 has been restated to correct two errors. One error is related to the issuance of common stock for services rendered which should have been recorded during that period and the second error relates to interest ascribed to shares issued in conjunction with convertible loans. As a result of this restatement there would be no material changes to the condensed consolidated balance sheet or the condensed consolidated statement of cash flows for the specified period.

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Juma Technology Corp. and Subsidiaries
Restatement Impact on Condensed Consolidated Statement of Operations
For the three and nine months ended September 30, 2007

	Three months ended	Three months ended	Nine months ended	Nine months ended
	As Previously Reported	As Restated	As Previously Reported	As Restated
Sales	$3,296,938	$3,296,938	$9,537,002	$9,537,002
Cost of goods sold	2,920,460	2,920,460	8,244,510	8,244,510
Gross margin	376,478	376,478	1,292,492	1,292,492

Operating expenses:
Selling	874,269	874,269	2,183,545	2,183,545
Research and development	232,936	232,936	410,027	410,027
Goodwill impairment	(425,779)	(425,779)	1,569,480	1,569,480
Consulting	715,000	890,000	715,000	890,000
General and administrative	2,211,681	2,211,681	4,279,743	4,279,743
Total operating expenses	3,608,107	3,783,107	9,157,795	9,332,795

Loss from operations	(3,231,629)	(3,406,629)	(7,865,303)	(8,040,303)

Discount on note	(2,973,220)	(3,078,313)	(2,973,220)	(3,131,090)
Interest income/(expense), net	(69,439)	(69,439)	(138,042)	(138,042)

Loss before income taxes	(6,274,288)	(6,554,381)	(10,976,565)	(11,309,435)
(Benefit)/Provision for income taxes	-	-	(306,783)	(306,783)

Net Loss	$(6,274,288)	$(6,554,381)	$(10,669,782)	$(11,002,652)

Basic and diluted net loss per share	$(0.15)	$(0.15)	$(0.25)	$(0.26)
Weighted average common shares outstanding	43,120,864	43,120,864	42,275,329	42,275,329

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

2007
Billed	$2,339,223
Unbilled (costs in excess of billings)	1,436,137
$3,775,360

Management expects that the unbilled receivables account will be collected; therefore, no allowance for doubtful accounts has been recorded on this balance. During 2007, there were specific receivables $131,609 which were deemed uncollectible and have been reflected as bad debts.

NOTE 4 - NOTE RECEIVABLE

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

NOTE 5 - ACQUISITION OF AGN NETWORKS, INC.

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

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 5 - ACQUISITION OF AGN NETWORKS, INC. (continued)

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

At March 6, 2007

Current assets	$9,676
Fixed assets	16,950
Goodwill	1,995,259
Other assets	30,038
Total assets acquired	2,051,923
Current liabilities	(736,242)
Loans to affiliate	(1,966,803)
Loans	(546,199)
Net liabilities acquired	$(1,197,321)

On September 18, 2007, an Addendum (the “Addendum”) was added to the Agreement. The Addendum stated that AGN would pay an additional $188,216 towards obligations due to Avatel Technologies, Inc. in exchange for the forgiveness of any intercompany loans or claims that Avatel Technologies, Inc. and its shareholders may have against the Company or AGN. The Addendum also stated that $125,000 of the Note which was forgiven would be payable to the Company, at any time, if the Company does not acquire the business of Avatel Technologies, Inc. (See Note 4)

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 5 - ACQUISITION OF AGN NETWORKS, INC. (continued)

Associated with the acquisition of AGN the Company recorded goodwill of $1,995,259, which was deemed impaired in March 2007. Based on the requirements of FAS 142 Management determined that the goodwill was impaired as the net cash flows of the reporting unit were negative at the time of the acquisition and would continue to be negative for the foreseeable future. In September 2007 a creation of goodwill of $425,779 was recorded. This adjustment to the impaired goodwill is related to the Addendum and the forgiveness of any intercompany loans. As of December 31, 2007, the impaired goodwill was $1,569,480. The goodwill of $1,619,480 is expected to be tax deductible.

The following pro forma income statement data presents the consolidated results of operations of the Company had the acquisition of AGN occurred at the beginning of the earliest period presented:

	Year ended December 31,	Year ended December 31,
	2007	2006
Net revenue	$12,595,389	$11,071,678
Net loss	(16,643,914)	(2,642,336)
Basic and diluted earnings per share	$(0.38)	$(0.08)

The above pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of such date or the results which may occur in the future.

In February 2008, AGN changed its name to Nectar Services Corp.

NOTE 6 - FIXED ASSETS

Fixed assets consist of the following at December 31, 2007:

Office equipment	$1,599,575
Furniture and fixtures	166,079
Software	238,792
Leasehold improvements	140,316
Vehicles	81,771
2,226,533
Less: Accumulated depreciation	540,344
$1,686,189

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 6 - FIXED ASSETS (continued)

Depreciation expense for the year ended December 31, 2007 and 2006 totaled $254,017 and $178,096, respectively.

Fixed assets under capital leases are comprised of $383,833 of office equipment, $227,133 of software and $16,350 of vehicles less accumulated depreciation of $62,775 for the year ended December 31, 2007.

NOTE 7 - CREDIT LINE

During March 2005, the Company obtained a $350,000 credit line that bears interest at 0.5% above the prime interest rate. At December 31, 2007, the entire amount of the credit line was repaid and the weighted average interest rate was 8.45%.

The Company has two letters of credit outstanding with the same lender for a total of $41,394. Both letters of credit expire during 2008.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

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

On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of December 31, 2007, the Company has sold $2,225,000 in Notes. Of this amount $100,000 has been converted into common stock and $1,000,000 is interest bearing at a rate of 14% with interest payments being made monthly. In connection with the reporting of these convertible notes, the Company has not recorded a beneficial conversion feature as the conversion price was in excess of the stock price on the date the notes were entered into. The Company has recorded a discount of $741,667 to record the cost of the shares issued in lieu of interest.

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 8 - CONVERTIBLE NOTES PAYABLE (continued)

On August 16, 2007, The Company signed a $5,000,000, 6% convertible promissory note with Vision Opportunity Master Fund, Ltd. ( a managing director of Vision Opportunity Master Fund, Ltd. is a director of the Company). Interest on the note is due quarterly and matures within nine months. The note also carries a Mandatory Conversion Option which calls for conversion of the note into Convertible Preferred Stock once the Company is approved to issue preferred stock. The conversion price for this mandatory conversion is $0.60 per share. The Convertible Preferred stock is convertible into Common Stock of the Company at a 1:1 ratio and carries a 6% dividend. The note also carries an optional conversion, at the right of the holder, into Common Stock at $0.60 per share. The note also calls for the issuance of Series A, Series B, and Series C warrants and a potential future investment at the option of the holder. During September 2007, Vision converted the promissory note into 8,333,333 shares of Convertible Preferred Stock.

In connection with the issuance of the warrants and beneficial conversion feature, the Company has reflected a value at the date of issuance for the warrants of $1,622,452 and a beneficial conversion feature value of $1,351,187. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 6%; and expected lives of between 1 to 5 years. The value of the warrants and beneficial conversion feature have been expensed during the quarter ended September 30, 2007, as they vested immediately.

On November 29, 2007, the Company entered into a Note and Warrant Purchase Agreement with Vision Opportunity Master Fund, Ltd. (“Purchaser”) with respect to the sale of notes in an aggregate principal amount of up to $6,000,000. Also on November 29, 2007, the Company entered into Amendment No. 1 to the Note Purchase Agreement. Under the Note Purchase Agreement, as amended, the Company executed and delivered to Vision Opportunity Master Fund, Ltd. (a) the Company’s $2,500,000 principal amount, senior secured 10% convertible promissory note, (b) the Company’s $600,000 principal amount, senior secured 10% convertible promissory note and, (c) one warrant to purchase an aggregate of 7,300,000 shares of the Company’s common stock and (d) one warrant to purchase an aggregate of 1,000,000 shares of the Company’s common stock. The Note Purchase Agreement, as amended, contemplates two other tranches, the closing with respect to such tranches scheduled to take place in March and June 2008. At each such subsequent closing, the Company would issue an additional promissory note to the Purchaser in the principal amount of $1,450,000. Each such subsequent closing is subject to the Company complying with certain covenants and meeting certain conditions under the Note Purchase Agreement, as amended.

In connection with the issuance of the warrants and beneficial conversion feature, the Company has reflected a value at the date of issuance for the warrants of $1,578,452 and a beneficial conversion feature value of $250,596. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 6%; and expected lives of between 1 to 5 years. The value of the warrants have been expensed during the quarter ended December 31, 2007, as they vested immediately. The beneficial conversion feature is being amortized over the term of the note.

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 8 - CONVERTIBLE NOTES PAYABLE (continued)

The Notes accrue interest at 10% per annum from the date of issuance, and are payable, at the Company’s option, in cash or shares of its common stock, quarterly in arrears commencing on December 31, 2007. The maturity date of the Notes is thirty-six months from the issuance date. The Note contains various events of default such as failing to make a payment of principal or interest when due, which if not cured, would require the Company to repay the holder immediately the outstanding principal sum of and any accrued interest on the Notes. Each Note requires the Company to prepay under the Note if certain “Triggering Events” or “Major Transactions” occur while the Note is outstanding. The holders of the Notes are entitled to convert the Notes into shares of the Company’s common stock at any time based on the fixed conversion price of $0.75 per share.

In connection with the Vision Transactions, the Company is in technical default of the registration requirements and has recorded $100,000 for costs associated with this default in accordance with EITF 00-19-2, “Accounting for Registration Payment Agreements”.

NOTE 9 - CAPITAL LEASE OBLIGATIONS

CitiCorp Vendor Finance, Inc.

The Company leases software and computer equipment under capital lease arrangements with CitiCorp Vendor Finance, Inc. Pursuant to the lease, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased for one dollar ($1).

The lease dated June 2, 2006 is for software and computer equipment for the Company. The term of the lease is sixty months with monthly payments of $3,461, which is equal to the cost to amortize $172,187 over a 5-year period at an interest rate of 7.6% per annum.

Var Resources Inc.

The Company leases computer equipment under capital lease arrangements with Var Resources, Inc. Pursuant to the lease, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased for one dollar ($1).

There are five leases dated November 19, 2007 for software and computer equipment used at the Company’s various data centers. The terms of the leases are thirty-six months with total monthly payments of $8,600, which is equal to the cost to amortize $253,174 over a 3-year period at an interest rate of 13.5% per annum.

Hitachi Data Systems

The Company leases software and computer equipment under capital lease arrangements with Hitachi Data Systems. Pursuant to the lease, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased for one dollar ($1).

The lease dated December 31, 2007 is computer equipment used at the Company’s various data centers. The term of the lease is thirty-six months with monthly payments of $4,296.04, which is equal to the cost to amortize $130,658 over a 3-year period at an interest rate of 11.3% per annum.

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 9 - CAPITAL LEASE OBLIGATIONS (continued)

Key Bank

The Company leases software and computer equipment under capital lease arrangements with Key Bank. Pursuant to the lease, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased for one dollar ($1).

The lease dated June 20, 2007 is for software and licenses for the Company. The term of the lease is twenty-four months with monthly payments of $6,055, which is equal to the cost to amortize $119,253 over a 2-year period at an interest rate of 19.7% per annum.

Future minimum lease payments are as follows:

December 31,
2008	$255,425
2009	236,518
2010	182,992
2011	24,679
2012	-
699,614
Less: interest portion	105,638
Present value of net minimum lease payments	593,976
Less: current portion	196,720
$397,256

Long-term debt consists of the following:

2007
Capital lease obligations	$593,976

Less: current portion	196,720
Non-current portion	$397,256

Long-term debt matures as follows:

December 31,
2008	$196,720
2009	202,089
2010	171,149
2011	24,018
2012	-
$593,976

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 10 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Because of the questionable ability of the Company to utilize these deferred tax assets, the Company has established a 100% valuation allowance for the asset. Deferred income taxes are comprised as follows for the year ended December 31:

2007
Deferred tax assets:
Conversion to accrual basis tax filings	$(204,522)
Net operating loss	4,534,293
Goodwill impairment	471,415
Total deferred tax asset	4,801,186
Valuation allowance	(4,801,186)
Deferred tax assets	$-

The Company's income tax expense consists of the following for the years ended:

	December 31,	December 31,
	2007	2006
Current:
Federal	$(223,333)	$13,428
State and local	2,990	6,714
Total	(220,343)	20,142

Deferred:
Federal	-	220,873
State and local	-	72,184
Total	-	293,057
(Benefit) Provisions for income taxes	$(220,343)	$313,199

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $13,336,000 for federal and state purposes, which expire through 2027. The utilization of this operating loss carryforward may be limited based upon changes in ownership as defined in the Internal Revenue Code.

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 10 - INCOME TAXES (continued)

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	December 31,
	2007	2006
U.S. Federal income tax statutory rate	34%	(34)%
State income taxes	8	(8)
Valuation allowance	(42)	-
Consulting services	-	47
Conversion to accrual basis	-	10
Profit not taxed to corporation	-	13
Miscellaneous	-	(2)
LLC income not taxed federal or state	-	-

Effective tax rate	0%	26%

NOTE 11 - MAJOR CUSTOMERS

Revenues to a single customer that exceed ten percent (10%) of total revenues during the year ended December 31, 2007 and 2006 are as follows:

	2007	2006
Customer A	$-	$2,164,018

No one customer accounted for more than 10% of the outstanding accounts receivable at December 31, 2007 and 2006.

NOTE 12 - LEASE COMMITMENTS

The Company leases its Farmingdale, NY (from a related party - see footnote 14), New York, NY, Deerfield Beach, FL and Burlington, NJ premises, pursuant to individual sublease agreements accounted for as operating leases. The lease on the Farmingdale, NY premises expires on May 31, 2016, the New York, NY premises lease expires on November 30, 2011, the Deerfield Beach, FL premises lease expires on March 31, 2010 and the Burlington City, NJ premises lease expires on March 9, 2012. All premises are under a non-cancelable operating lease.

The Company also has operating leases for office equipment. The operating leases are for forty-eight months and expire April 30, 2011.

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 12 - LEASE COMMITMENTS (continued)

The following is a schedule of future minimum rental payments required under all operating leases:

December 31,
2008	$329,862
2009	318,010
2010	223,653
2011	184,708
2012	87,763
2013 and thereafter	347,905
$1,491,901

Equipment and facilities rental for the year ended December 31, 2007 and 2006 totaled $364,603 and $215,642, respectively.

NOTE 13 - EMPLOMENT AGREEMENTS

The Company has employment agreements with several of its key employees. The agreements are for varying terms ranging from one to three years and are automatically extended each year unless the Company notifies the employee, in writing, ranging from at least 60 to 180 days prior to the anniversary date that the agreement will not be extended.

Each agreement calls for a base salary, which may be adjusted annually at the discretion of the Company’s Board of Directors, and also provides for eligibility in the Company’s benefit plans and incentive bonuses which are payable based upon the attainment of certain profitability goals. Among other provisions, the agreements include a non-compete clause for varying periods not exceeding three years following termination of employment.

The aggregate commitment for future salaries as of December 31, 2007, excluding bonuses and benefits, is as follows:

Year ending December 31,

2008	$1,788,168
2009	904,400
2020	455,614

NOTE 14 - STOCKHOLDERS’ EQUITY

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

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 14 - STOCKHOLDERS’ EQUITY (continued)

During July 2006, the Company sold rights to purchase shares of the Company’s common stock pursuant to subscription agreements totaling $1,150,000. The subscription agreement offered shares at prices ranging from $0.16 to $0.40 per share and it was contingent on the Company completing a reverse merger into a public entity. The reverse merger was completed in November 2007. These subscription agreements were treated as loans, until November 2007 due to the fact that Juma Technology LLC could not sell common stock. Once the reverse merger was consummated the 4,250,000 shares of common stock were issued and the loans were cancelled. The Company has a subscription receivable of $18,427 outstanding as of December 31, 2006 which was fulfilled during 2007.

During December 2006, 668,000 warrants were issued to various consultants for services. The warrants are exercisable at $0.50 per share and have a five year maturity. The Company recorded a charge for consulting fees totaling $17,978, the value of the warrants on the date of issuance which was calculated using the Black-Scholes valuation method.

NOTE 15 - STOCK OPTIONS

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

On August 31, 2007 the Company adopted the 2007 Stock Option Plan of Juma Technology Corp., (the “2007 Plan”).The Plan provides for up to 6,228,750 shares of incentive and non-qualified options that may be granted to employees, directors and certain key affiliates. Under the Plan, incentive options may be granted at not less than the fair market value on the date of grant and non-statutory options may be granted at or below fair market value. The Company wishes to utilize the Plan to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by key employees, directors, and others. Options under the Plan will be either “incentive options” under Section 422A of the Internal Revenue Code of 1986, as amended, or “non-qualified stock options” which are not intended to so qualify. Through December 31, 2007 no options have been issued under the 2007 Plan.

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 15 - STOCK OPTIONS (continued)

Equity award activities and related information as of and for the year ended December 31, 2007 is summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2006	-	$-
Options granted	5,563,750	0.93
Options canceled	(127,500)	0.62
Balance at December 31, 2007	5,436,250	$0.94	6.80	$1,956,875

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.30 as of December 31, 2007 and the exercise price multiplied by the number of related options.

The following schedule summarizes information about stock options outstanding under all option plans for December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.50 - $0.50	1,075,000	9.11	$0.50	-	$-
$0.51 - $0.58	500,000	4.11	0.58	-	-
$0.59 - $1.00	741,250	9.58	1.00	142,083	1.00
$1.01 - $1.05	750,000	9.53	1.05	125,000	1.05
$1.06 - $1.15	1,800,000	4.64	1.15	600,000	1.15
$1.16 - $1.16	50,000	4.93	1.16	25,000	1.16
$1.17 - $1.20	500,000	4.18	1.20	500,000	1.20
$1.21 - $1.33	20,000	9.76	1.33	-	-
$0.50 - $1.33	5,436,250	6.80	$0.94	1,392,083	$1.14

SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company as elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and risk-free interest rates.

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 15 - STOCK OPTIONS (continued)

The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for other relevant factors including implied volatility of market traded options on the Company’s common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time.

The assumptions used and the resulting estimate of weighted-average fair value per share of options granted during this period is summarized as follows:

Year Ended December 31, 2007
Dividend yield	-
Volatility factor	18.63%
Risk-free interest rate	4.89%
Expected life (years)	7.48

NOTE 16 - PREFERRED STOCK

In July 2007, the Board of Directors approved an amendment to the Company's certificate of incorporation to authorize 10,000,000 shares of $0.0001 par value preferred stock, subject to shareholder approval.

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

Juma Technology Corp. and Subsidiaries
Consolidated Notes to Financial Statements
December 31, 2007

NOTE 16 - PREFERRED STOCK (continued)

In connection with the issuance of the warrants and beneficial conversion feature, the Company has reflected a value at December 31, 2007 for the warrants of $1,622,033 and a beneficial conversion feature value of $1,351,187. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 6%; and expected lives of between 1 to 5 years. The value of the warrants and beneficial conversion feature have been expensed during the year ended December 31, 2007, as they vested immediately.

NOTE 17 - MAJOR SUPPLIERS

The Company predominately uses one supplier to purchase their products. This supplier accounted for more than 73% of total equipment purchased during the year ended December 31, 2007 and 2006.

NOTE 18 - RELATED PARTY TRANSACTIONS

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

NOTE 19 - SUBSEQUENT EVENTS

On March 7, 2008, the Company closed the second tranche under the Note Purchase Agreement issued by Vision Opportunity Master Fund, Ltd. (“Purchaser”). (See Note 8 for a complete description of the Note Purchase Agreement). The Company issued an additional promissory note to the Purchaser in the principal amount of $1,450,000. The Company anticipates that the proceeds from sale of this Note will be used to purchase certain software products and services and for general corporate purposes. The expenses of this tranche of this financing were approximately $10,000, which included professional and due diligence fees of approximately $5,000. The net proceeds to the Company from this tranche were approximately $1,440,000.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. David Giangano and Chief Financial Officer, Mr. Anthony Fernandez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 8B. Other information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names of Juma’s directors and executive officers, their ages and positions with the Company.

Name	Age	Position(s) and Office(s) Held
Anthony M. Servidio	62	Chairman and Chief Executive Officer
Robert Rubin	67	Director
David Skriloff	41	Director
Joseph Fuccillo	35	President, Chief Technology Officer, Director
Anthony Fernandez	41	Chief Financial Officer, Director
Richard Patton	51	Chief Operating Officer
David Giangano	45	President of Global Channels
Frances Vinci	55	EVP of Professional Services
Joseph Cassano	49	EVP of Sales

Set forth below is a brief description of the background and business experience of each of our executive officer and director.

Anthony M. Servidio - Chairman and Chief Executive Officer

Mr. Servidio joined the Company as CEO and Chairman in November 2007, after serving as a strategic advisor to the firm since July 2007. Mr. Servidio has a distinguished career in the telecommunications and information technology industries, having contributed to growth and value creation in a variety of roles. From June 2006 to June 2007, Mr. Servidio was Senior Vice President, Strategic Markets, for WestCom Corporation, a telecommunications company providing voice, data and converged IP solutions to the global financial services community. WestCom was sold to IPC Communications in June 2007. From June 2005 to June 2006, Mr. Servidio was President of Cymtec Systems, a network security solutions technology company. From March 2002 to June 2005, Mr. Servidio ran global sales for Moneyline Telerate, which was the world’s third largest financial market data company, before its sale to Reuters in 2004. Prior to Moneyline, Mr. Servidio was Senior Vice President, Global Banking and Finance Solutions, for Global Crossing. Mr. Servidio joined Global Crossing when the company acquired IXnet, a company he helped found in 1995, and grew from its inception to a business generating over $300 million in annual revenues, offering network and advanced trader voice solutions through its combination with IPC. Prior to establishing IXnet, Mr. Servidio was Vice President of Sales for WorldCom, leading its Global Banking and Finance team. Mr. Servidio’s previous missions included sales and management roles with RCA Global Communications, a large Global Telecommunications service provider, where Mr. Servidio began his career in 1965.

Robert Rubin - Director

Mr. Rubin was appointed as a director of the Company in November 2007. Mr. Rubin has been the Chief Financial Officer of Solar Thin Films, Inc. (OTCBB: SLTN.OB) since August 2007. He served as Chairman and President of Solar Thin from January 1996 until June 2006 and as CEO from January 1996 until October 2006. He has been a director of Solar Thin since May 1991. Mr. Rubin also has served as the CEO, Chairman and sole director and officer of MIT Holding, Inc. (OTCBB: MITD.OB) since April 2007. Mr. Rubin served as a director of Western Power & Equipment Corp. (OTCBB:WPEC.OB) from November 1992 to February 2005. Mr. Rubin has operated and financed numerous companies including Lifetime Corporation (f/k/a Superior Care, Inc.), for which he was the founder, President, Chief Executive Officer and a director from its inception in 1976 until May 1986, when he resigned as an executive officer. Mr. Rubin continued as a director of Lifetime Corporation until the latter part of 1987. In 1993, Lifetime was sold to Olsten Corporation, a NYSE-listed company.

David Skriloff - Director

Mr. Skriloff was appointed as a director of the Company in November 2007 and resigned as a director on March 29, 2008. Mr. Skriloff currently is a managing director at Vision Capital Advisors, LLC, a position he has held since January 2006. Prior to joining Vision, Mr. Skriloff was a managing director at Duncan Capital, from January 2004 to December 2005. Prior to Duncan, Mr. Skriloff was EVP of Business Development for Millivision, Inc. from September 2001 to December 2003. Prior to Millivision Mr. Skriloff was the CFO of the NASDAQ-quoted global telecommunications company, eGlobe, Inc. from January 2000 to July 2001. Mr. Skriloff earned a BS in Electrical Engineering from Carnegie-Mellon University in 1987 and an MBA from NYU in 1992.

Joseph Fuccillo - President, Chief Technology Officer and Director

Mr. Fuccillo has been the Company’s President since November 2007, a director since November 2006 and the Company’s Chief Technology Officer since 2003. Prior to becoming the Company’s Chief Technology Officer in 2003, Mr. Fuccillo served as Senior Vice President at Xand Corporation, from 1999 to 2003, an IT hosting and managed services provider, from 1999 to 2003. During his tenure at Xand Corporation, Mr. Fuccillo was credited with building the company’s IT hosting business into a $10 million revenue unit. In 1998, Mr. Fuccillo founded Incisive Technologies, an independent IT consultancy and value added reseller that provided systems design and implementation services. From 1995 to 1998, Mr. Fuccillo led the technology team at Westcon, a major distributor of high-end network and related security products. Mr. Fuccillo began his career as a communications analyst with Orange and Rockland Utilities in 1993. He received a Bachelor of Science degree in Electrical Engineering from Manhattan College and is a certified technician in a variety of areas.

Anthony Fernandez, MBA, CPA - Chief Financial Officer and Director

Mr. Fernandez joined the Company in 2006 and is responsible for all financial matters related to the Company. He currently is a member of the Company’s board of directors. In 2005, prior to joining the Company, Mr. Fernandez was the Director of Finance for Lexington Corporate Properties Trust where he was responsible for SEC filings, Sarbanes-Oxley compliance and audit compliance. From 2001 to 2005, Mr. Fernandez was the Corporate Controller for Register.com, Inc. Mr. Fernandez managed a $210 million portfolio, all SEC reporting and compliance, tax compliance and financial computer systems implementations. From 1998 to 2001, Mr. Fernandez was the Chief Financial Officer for 5B Technologies Company, a technology and employee staffing company. Prior to this time, Mr. Fernandez had eight years of public accounting experience with various firms. Mr. Fernandez is a Certified Public Accountant in the state of New York and obtained his MBA in accounting from Hofstra University in 1992.

Richard Patton - Chief Operating Officer

Mr. Patton joined the Company in November 2007 as its COO. Prior to joining the Company, Mr. Patton was the President of Government Telecommunications, Inc. from July 2005 to June 2007. From December 2004 to June 2005, he was a consultant for Izar Associates focused on Alert Messaging products. Prior to Izar, Mr. Patton was the President of Millivision, Inc from November 2002 to November 2004. Mr. Patton has a BS in Mechanical Engineering and MS in Computer Science from Fairleigh Dickinson University.

David Giangano - President of Global Channels

Mr. Giangano was the co-founder of the Company in 2002 and currently serves as the Company’s President of Global Channels. He has served as the Company’s chief executive officer and president and as a member of the Company’s board of directors from November 2006 to until November 2007. Mr. Giangano has extensive experience in building strategic alliances, structuring joint ventures, and negotiating partnerships. He also brings 20 years of experience designing and developing a broad spectrum of IT solutions, including those that pertain to telecommunications systems, IT systems integration, voice and data convergence, and application development. Mr. Giangano currently holds multiple patents in disciplines ranging from data encryption to specialized data acquisition and digital signal processing applications. His technical writings have been published in NASA and IEEE (Institute of Electrical and Electronics Engineers) journals and magazines. Mr. Giangano has been with the Company since its inception in 2002. From 2000 to 2002, Mr. Giangano was the Senior Vice President of Engineering and System Services at 5B Technologies. From 1997 to 2000, Mr. Giangano founded and operated Tailored Solutions, a voice and data systems integration and consulting firm, which was acquired by 5B Technologies. Mr. Giangano earned a Bachelor of Science degree in Electrical Engineering and spent 10 years with Northrop Grumman Corporation as a Senior Design Engineer and Project Leader.

Frances Vinci -Executive Vice President of Professional Services

Ms. Frances Vinci co-founded the Company in 2002 and currently serves as the Company’s Executive Vice President of Professional Services. She has served as a member of the Company’s board of directors from November 2006 to until November 2007. Ms. Vinci has 20 years of experience as an Operations, Sales and Human Resources Director. Ms. Vinci initiated both the telemarketing and professional services division. Prior to 2002, Ms. Vinci was the Director of Professional services at 5B Technologies from 1999 to 2002. In that capacity, Ms. Vinci created and implemented an IT outsourcing and consulting division. From 1980 to 1999, Ms. Vinci worked at Media Communications Inc. as Vice-President of Sales & Operations, starting two divisions and contributed to the company’s revenue by turning a service based division into a profit center.

Joseph Cassano - Executive Vice President of Sales

Mr. Cassano joined the Company in 2003 and currently serves as the Company’s Executive Vice President of Sales. He has served as a member of the Company’s board of directors from November 2006 to until November 2007. Mr. Cassano brings over 25 years of experience in sales and operations in the communications industry. Mr. Cassano is responsible for the sales organization at the Company, designed to partner with customers to help them build the high-performance communications solution required to handle emerging business applications. From 2000 to 2003, Mr. Cassano was the Area Vice President of Sales for Expanets of New York, Avaya’s largest and most strategic business partner. Prior to his position with Expanets, Mr. Cassano held executive level positions with market leading technology companies, including Lucent Technologies and AT&T Information Systems. Mr. Cassano started his career in 1980 with The New York Telephone Company, now known as Verizon Communications.

Term of Office

Each of our directors is appointed or elected for a one-year term to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our by-laws. On August 31, 2007 at the Company’s annual meeting of stockholders, each of Messrs. Giangano, Fuccillo, Cassano, and Fernandez and Ms. Vinci was elected as a director for a term of one year. In November 2007, each of Messrs Giangano and Cassano and Ms. Vinci resigned. In November 2007, each of Messrs Anthony M. Servidio, Rubin, and Skriloff was appointed as members of the Company’s board of directors.

Significant Employees

As of December 31, 2007, the Company believes that almost all employees are important to the success of the Company but the only significant individuals are the Company’s’ officers and directors referenced above.

Family Relationships

As of December 31, 2007, there were no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2007, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2007:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Anthony M. Servidio, Chief Executive Officer and Chairman	-	-	-
Robert Rubin, Director	-	-	-
David Skriloff, Director	-	-	-
Joseph Fuccillo, President, Chief Technology Officer and Director	-	-	-
Anthony Fernandez, Chief Financial Officer and Director	-	-	-
Richard Patton, Chief Operating Officer	-	-	-
David Giangano, President of Global Channels	-	-	-
Frances Vinci, Executive Vice-President	-	-	-
Joseph Cassano, Executive Vice-President of Sales	-	-	-

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

Security Holder Nominating Procedures

We do not have any formal procedures by which our stockholders may recommend nominees to our board of directors.

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

For the year ended December 31, 2007, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony M. Servidio	2007	-	-	-	-	-	-	-	-
CEO & Chairman*	2006	-	-	-	-	-	-	-	-
David Giangano	2007	150,000	-	-	4,887	-	-	10,000	164,887
President, Global Channels**	2006	116,260	-	-	-	-	-	-	116,260
Frances Vinci	2007	115,350	-	-	21,763	-	-	10,000	147,113
EVP	2006	106,107	-	-	-	-	-	-	106,107
Joseph Fuccillo	2007	151,875	-	-	173,649	-	-	10,000	335,524
President, CTO; Director***	2006	106,107	-	-	-	-	-	-	106,107
Joseph Cassano	2007	147,045		-	4,887	-	-	10,000	161,932
EVP	2006	155,000	-	-	-	-	-	-	155,000

*	Mr. Servidio was appointed CEO and Chairman in November 2007; he had previously served as a consultant to the Company since July 2007.

**	Mr. Giangano served as the Company’s CEO and President until November 2007.

***	Mr. Fuccillo was appointed President in November, 2007.

Employment Agreements

Described below are the employment agreements entered into with the Company by, respectively, Messrs. Giangano, Fuccillo, Cassano, and Fernandez and Ms. Vinci.

David Giangano has entered into an employment agreement with the Company dated as of November 14, 2006, which was amended in November 2007. He was engaged to serve as the Company’s President of Global Channels. The term of the employment agreement is three years, subject to automatic renewal for successive one-year terms. Mr. Giangano’s annual base salary as of January 1, 2008 is $125,000.

Mr. Giangano shall be entitled to participate in the Company’s employee compensation and other benefit programs. In addition to reimbursement for his documented reasonable expense incurred in connection with the fulfillment of his duties, Mr. Giangano shall all be entitled to an annual automobile allowance of $10,000. The Company may terminate Mr. Giangano’s employment with or without cause. If Mr. Giangano’s employment is terminated without cause, then he is entitled to a severance payment. Mr. Giangano may terminate his employment agreement on notice.

Frances Vinci has entered into a similar employment agreement with the Company dated as of November 14, 2006, which was amended in November 2007. She was engaged to serve as the Company’s Executive Vice President. The term of the employment agreement is three years, subject to automatic renewal for successive one-year terms. Ms. Vinci’s annual base salary as of January 1, 2008 is $75,000.

Ms. Vinci’s employment agreement contains employee benefit and termination provisions, which are similar to those contained in Mr. Giangano’s employment agreement.

Joseph Fuccillo has entered into a similar employment agreement with the Company dated as of November 14, 2006, which was amended in November 2007. He was engaged to serve as the Company’s President and Chief Technology Officer. The term of the employment agreement is three years, subject to automatic renewal for successive one-year terms. Mr. Fuccillo’s annual base salary is $165,000.

Mr. Fuccillo’s employment agreement contains employee benefit and termination provisions, which are similar to those contained in Mr. Giangano’s employment agreement.

Joseph Cassano has entered into a similar employment agreement with the Company dated as of November 14, 2006, which was amended in November 2007. He was engaged to serve as the Company’s Executive Vice President of Sales. The term of the employment agreement is three years, subject to automatic renewal for successive one-year terms. Mr. Cassano’s annual base salary as of January 1, 2008 is $125,000.

Mr. Cassano’s employment agreement contains employee benefit and termination provisions, which are similar to those contained in Mr. Giangano’s employment agreement.

Anthony Fernandez has entered into a similar employment agreement with the Company dated as of November 14, 2006, which was amended in November 2007. He was engaged to serve as the Company’s Chief Financial Officer. The term of the employment agreement is three years, subject to automatic renewal for successive one-year terms. Mr. Fernandez’s annual base salary is $165,000.

Mr. Fernandez’s employment agreement contains employee benefit and termination provisions, which are similar to those contained in Mr. Giangano’s employment agreement.

Outstanding Equity Awards at 2007 Fiscal Year End
	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Anthony M. Servidio		-	-	-	-	-	-	-
-David Giangano (1)		100,000		0.58	02/12
Frances Vinci (2)		200,000		0.58-1.15	02/12-08/12
Joseph Fuccillo (3)		1,100,000		0.58-1.15	02.12-08/12
Joseph Cassano (4)		100,000		0.58	02/12

The following table sets forth the stock options held by the named executives as of December 31, 2007.

All options fully vest one year after grant.

(1)   Mr. Giangano’s options vest on February 7, 2008.

(2)   Ms. Vinci’s options vest in accordance with the following schedule:

   100,000 on February 7, 2008
   100,000 on August 21, 2008.

(3)   Mr. Fuccillo’s options vest in accordance with the following schedule:

   100,000 on February 7, 2008
   1,000,000 on August 21, 2008.

(4)   Mr. Cassano’s options vest on February 7, 2008.

Stock Options

We did not grant any stock options to any executive officer or director during the year ended December 31, 2006. From February 8, 2007 to December 31, 2007, the Company granted 5,436,250 stock options at exercise prices ranging from $0.50 to $1.33. Of these 5,436,250 stock options, 2,300,000 were granted to executive officers and directors.

Compensation to Directors

Our directors did not receive any compensation for their services as director during the year ended December 31, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 24, 2008, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	% of Class (2)
Common	Robert Rubin, Director c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	1,800,000	4%

Common	Anthony M. Servidio, CEO & Chairman c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	-	-

Common	Richard Patton, COO c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	229,167	1%

Common	David Skriloff, Director 20 W. 55th Street, 5th floor, New York, NY 10019	-	-

Common	David Giangano, President of Global Channels c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	6,157,300	14%

Common	Frances Vinci, EVP c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	5,132,333	12%

Common	Joseph Fuccillo, President, CTO and Director c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	6,740,633	15%

Common	Joseph Cassano, EVP c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	4,203,800	10%

Common	Anthony Fernandez c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	1,508,333	3%

Common	Mirus Opportunistic Fund c/o Julius Baer Trust Company (Cayman Ltd.) PO Box 1100 GT Windward III, Regata Office Park Grand Cayman	2,500,000	6%

Total of All Directors & Executive Officers (9 persons):		28,271,567	65%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(2)	Figures may not add up due to rounding of percentages.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

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

Prior to the Reverse Merger, throughout 2006 and 2005, the Company made interest-free advances to Toledo Realty, LLC (“Toledo”), an entity owned by David Giangano, Frances Vinci, Joseph Fuccillo, Joseph Cassano, Elizabeth D’Alesandro, Steven Harper and Paul Stavola, each of whom is either an officer or employee of the Company. The largest sum of these advances outstanding was $333,265, which was the approximate dollar amount of the related persons’ interest in the transaction. The advances were primarily used for the acquisition and improvements made to a building now owned by Toledo and leased to the Company. This loan was repaid in full by December 31, 2006.

On June 1, 2006, the Company entered into a 10-year non-cancelable lease agreement with Toledo for its Long Island headquarters. Among other provisions, the lease provides for monthly rental payments of $10,500 per month and includes provisions for scheduled increases to the monthly rental. In addition, the Company is required to reimburse Toledo for the real estate taxes on the building. The lease agreement also provides for two five-year lease extensions. Pursuant to the lease, the Company was required to provide a security deposit totaling $21,000. The Company has provided this deposit to Toledo in 2007. The approximate dollar amount involved in this transaction and the approximate dollar amount of the related persons’ interest in the transaction is approximately $911,000.

In August 2007 and November 2007, the Company entered into two financing transactions with Vision Opportunity Master Fund, Ltd. A managing director at Vision Capital Advisors, LLC, an affiliate of Vision Opportunity Master Fund, Ltd. has been a member of our board of directors since November 2007. The financing transactions are described under the heading “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources”.

Board Independence

At this time, the Company is not subject to the requirements of a national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of its directors be independent. In the absence of such requirements, the Company has elected to use the definition established by the NASDAQ independence rule which defines an “independent director” as “a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that the following relationships are considered bars to independent regardless of the board’s determination:

Employment by the Company. Employment of the director or a family member by the Company or any parent or subsidiary of the company at any time thereof during the past three years, other than family members in non-executive officer positions.

$60,000 Compensation. Acceptance by the director or a family member of any compensation from the Company or any parent or subsidiary in excess of $60,000 during any twelve month period within three years of the independence determination.

Auditor Affiliation. A director or a family member of the director, being a partner of the Company’s outside auditor or having been a partner or employee of the company’s outside auditor who worked on the Company’s audit, during the past three years.

Based on the foregoing definition, the board of directors has determined that two of the current directors are “independent directors.”

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 were approximately $121,038 and $70,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $5,000 and $5,000 for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2007 and 2006 were $0 and $4,000 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juma Technology Corp. Registrant

By:	/s/ Anthony M. Servidio
Anthony M. Servidio
Chief Executive Officer March 27, 2008

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name/Signature	Title	Date

/s/ Anthony M. Servidio Anthony M. Servidio	Chief Executive Officer, Chairman (Principal Executive Officer)	March 27, 2008

/s/ Robert Rubin Robert Rubin	Director	March 27, 2008

/s/ Joseph Fuccillo Joseph Fuccillo	President, Chief Technology Officer, Director	March 27, 2008

/s/ Anthony Fernandez Anthony Fernandez	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	March 27, 2008