Form 10-Q
period 2008-03-31
Juma Technology Corp.
filed 2008-05-14
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(631) 300-1000
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 43,948,950 Common Shares as of April 29, 2008

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheet as of March 31, 2008 and December 31, 2007	3
	Condensed Consolidated Statement of Operations for the three months ended March 31, 2008 and 2007	4
	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2008 and 2007	5
	Notes to Condensed Consolidated Financial Statements	6-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Results of Operations for the three ended March 31, 2008 and 2007	17-18
	Liquidity and Capital Resources	19-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. and 4T	Controls and Procedures

	Evaluation of Disclosure Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to Vote of Security Holders.	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

	Signatures	25

	Certifications

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,121,883	$302,889
Accounts receivable, (net of allowance of $172,421 and $0, respectively)	5,004,249	3,775,360
Inventory	127,647	184,357
Prepaid expenses	87,222	100,180
Other current assets	334,220	312,051
Total current assets	6,675,221	4,674,837

Fixed assets, (net of accumulated depreciation of $542,382 and $540,344, respectively)	1,766,310	1,686,189

Other assets:
Security deposits	101,700	101,700
Total assets	$8,543,231	$6,462,726

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Convertible notes payable, (net of discount of $336,574 and $219,444, respectively)	$1,953,226	$905,556
Current portion of capital lease payable	217,850	196,720
Accounts payable	4,269,071	2,564,353
Accrued expenses and taxes payable	1,662,356	552,006
Deferred revenue	378,711	654,032
Total current liabilities	8,481,214	4,872,667

Capital leases payable, net of current maturities	326,208	397,256
Convertible note payable, (net of discount of $268,064 and $484,376, respectively)	4,446,736	3,615,624
Total liabilities	13,254,158	8,885,547

Commitments and contingencies

Stockholders’ deficiency
Preferred stock,, $0.0001 par value, 10,000,000 shares authorized, 8,333,333 shares issued and outstanding, respectively	833	833
Common stock, $0.0001 par value, 900,000,000 shares authorized, 43,948,950 and 43,943,950 shares issued and outstanding, respectively	4,394	4,394
Additional paid in capital	15,545,489	15,342,357
Retained deficit	(20,261,643)	(17,770,405)
Total stockholders’ deficiency	(4,710,927)	(2,422,821)
Total liabilities and stockholders’ deficiency	$8,543,231	$6,462,726

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statement of Operations
For the three ended March 31,

	2008	2007

Sales	$4,636,879	$2,711,105
Cost of goods sold	3,654,099	2,422,544
Gross margin	982,780	288,561

Operating expenses:
Selling	520,559	679,724
Research and development	181,585	-
Goodwill impairment	204,600	1,995,259
General and administrative	2,259,065	791,088
Total operating expenses	3,165,809	3,466,071

(Loss) from operations	(2,183,029)	(3,177,510)

Interest (expense)/income, net	(306,810)	(25,522)

(Loss) before income taxes	(2,489,839)	(3,203,032)
Provision/(benefit) for income taxes	1,400	(306,783)

Net (loss)	$(2,491,239)	$(2,896,249)

Basic and diluted net (loss) per share	$(0.06)	$(0.07)
Weighted average common shares outstanding	43,946,506	42,094,500

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31,

	2008	2007
Operating Activities
Net loss	$(2,491,239)	$(2,896,249)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	60,354	54,766
Deferred taxes	-	(306,783)
Cost of stock options	153,858	11,752
Valuation of beneficial conversion factor	46,774	-
Amortization of beneficial conversion factor, warrants and notes discounts	428,781	-
Allowance for doubtful accounts	172,421	-
Changes in operating assets and liabilities:
Accounts receivable	(1,401,310)	1,352,658
Inventory	56,710	(589,646)
Other current assets	(22,169)	41,712
Prepaid expenses	12,958	(856,640)
Security deposit	-	(46,299)
Accounts payable and accrued expenses	2,815,070	572,586
Deferred revenue	(275,321)	(53,508)
Net cash flows (used) by operating activities	(443,113)	(2,715,651)

Investing Activities
Acquisition of fixed assets	(140,475)	(41,323)
Note receivable	-	251,041
Acquisition of AGN, net of cash	-	1,724,103
Net cash flows (used) provided by investing activities	(140,475)	1,933,821

Financing Activities
Issuance of common stock	-	(286,075)
Proceeds from convertible promissory note	1,450,000	950,000
Proceeds for stock option exercise	2,500	-
Repayment of capital leases payable	(49,918)	-
Repayment of long-term debt	-	(1,459)
Net cash flows provided by financing activities	1,402,582	662,466

Net change in cash	818,994	(119,364)
Cash, beginning of year	302,889	191,470
Cash, end of year	$1,121,883	$72,106

Supplemental Cash Flow Information:
Interest paid	$160,854	$26,144
Income taxes paid	$1,400	$455

NONCASH INVESTING ACTIVITY
Impairment of goodwill derived from notes receivable/payable (net)	$204,600	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Prior to the Reverse Merger, there were 259,830,000 shares of our common stock outstanding. As part of the Reverse Merger, 33,260,731 shares of our common stock were issued to former members of Juma Technology, LLC and their affiliates, and our former officer and director, Glen Landry returned 251,565,731 of his 256,500,000 shares of common stock back to treasury; after giving effect to this share cancellation, there were 8,264,269 shares of common stock outstanding at the time of the reverse merger. Following the transaction there were 41,525,000 shares of common stock issued and outstanding.

On January 28, 2007, X and O Cosmetics, Inc. changed its name to Juma Technology Corp.

Juma Technology Corp. (the “Company”) is a highly specialized convergence systems integrator with a complete suite of services for the implementation and management of an entities data, voice and video requirements. The Company is focused on providing converged communications solutions for various vertical markets with an emphasis in driving long term professional services engagements, maintenance, monitoring and management contracts. The Company utilizes several different technologies in order to provide its expertise and solutions to clients across a broad spectrum of business-critical requirements, regardless of the objectives. The Company also offers telephone carrier services that enhance functionality and increase fault-tolerance while providing for robust business continuity via disaster recovery mechanisms. Its flagship offering allows Internet Protocol PBX’s to be interconnected within a clients global network and to the Public Switched Telephone Network in 30 minutes or less, regardless of PBX manufacturer.

The Company also operates through a wholly owned subsidiary, AGN Networks, Inc. (“AGN”) which was acquired on March 6, 2007 through the Company’s wholly owned subsidiary Juma Acquisition Corp. (“Juma Acquisition”). In February 2008, AGN Networks Inc. changed its name to Nectar Services Corp. (“Nectar”).

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

While the Company operates through different subsidiaries, management believes that all such subsidiaries constitute a single operating segment since the subsidiaries have similar economic characteristics.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries Nectar and Juma Acquisition. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying interim condensed consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-KSB for the fiscal year ended December 31, 2007.

The results and trends on these interim condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 may not be representative of those for the full fiscal year or any future periods.

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

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options utilizing the treasury stock method, warrants, convertible loans and other convertible securities. There were 20,627,210 and 4,747,568 potentially dilutive shares for the three months ended March 31, 2008 and 2007, respectively. The effect of the potentially dilutive shares for the three months ended March 31, 2008 and 2007 have been ignored, as their effect would be antdilutive.

Fair Value

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The Company does not currently report any of the assets covered by this statement on the fair value basis. The Company reports the convertible debt on the fair value basis on the date of the transaction. The method used for the determination of the fair value is described in note 5. The majority of the information used for this calculation is from quoted market sources.

Reclassifications

Certain amounts included for the period ended March 31, 2008 financial statements have been reclassified to conform with the presentation for the period ended March 31, 2007.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

2008
Billed	$2,296,621
Unbilled (costs in excess of billings)	2,707,628
$5,004,249

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. Estimates used in determining accounts receivable allowances are based on specific customer account reviews and historical experience of credit losses. We also apply judgment including assessments about changes in economic conditions, concentration of receivables among customers and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific customers. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required. As of March 31, 2008 the allowance for doubtful accounts was $172,421, prior to this date no allowance was deemed necessary.

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

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2008

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

In March 2008, the Company recorded a loan for $329,600 to the shareholders of AGN, pursuant to the agreement. This loan bears interest at a rate of 7.5% and principal and interest are payable in quarterly instalments over 2 years. Concurrent with the execution of this loan the Company exercised its right to receive the $125,000 due to the Company based on the Addendum signed on September 18, 2007. The net effect of these transactions resulted in an adjustment to the purchase price and the creation of goodwill of $204,600, which was deemed impaired.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 5 –CONVERTIBLE NOTES PAYABLE

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

On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of March 31, 2008, the Company has sold $2,225,000 in Notes. Of this amount $100,000 has been converted into common stock and $1,000,000 is interest bearing at a rate of 14% with interest payments being made monthly. In connection with the reporting of these convertible notes, the Company has not recorded a beneficial conversion feature as the conversion price was in excess of the stock price on the date the notes were entered into. The Company has recorded a discount of $741,667 to record the cost of the shares issued in lieu of interest.

On August 16, 2007, The Company signed a $5,000,000, 6% convertible promissory note with Vision Opportunity Master Fund, Ltd. (a managing director of Vision Opportunity Master Fund, Ltd. is a director of the Company). Interest on the note is due quarterly and matures within nine months. The note also carries a Mandatory Conversion Option which calls for conversion of the note into Convertible Preferred Stock once the Company is approved to issue preferred stock. The conversion price for this mandatory conversion is $0.60 per share. The Convertible Preferred stock is convertible into Common Stock of the Company at a 1:1 ratio and carries a 6% dividend. The note also carries an optional conversion, at the right of the holder, into Common Stock at $0.60 per share. The note also calls for the issuance of Series A, Series B, and Series C warrants and a potential future investment at the option of the holder. During September 2007, Vision converted the promissory note into 8,333,333 shares of

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 5 –CONVERTIBLE NOTES PAYABLE (continued)

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

On March 7, 2008, the Company closed the second tranche under the Note and Purchase Agreement. The Company issued an additional promissory note to the Purchaser in the principal amount of $1,450,000. In connection with this second tranche the Company has recorded a beneficial conversion feature of $46,774 which is being amortized over the term of the note.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 5 –CONVERTIBLE NOTES PAYABLE (continued)

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

NOTE 6 - CAPITAL LEASE OBLIGATIONS

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
March 31, 2008

NOTE 6 - CAPITAL LEASE OBLIGATIONS (continued)

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

The lease dated June 20, 2007 is for software and licenses for the Company. The term of the lease is twenty-four months with monthly payments of $6,055, which is equal to the cost to amortize $119,253 over a 2-year period at an interest rate of 19.7% per annum

NOTE 7 – LEASE COMMITMENTS

The Company leases its Farmingdale, NY (from a related party), New York, NY, Deerfield Beach, FL and Burlington, NJ premises, pursuant to individual sublease agreements accounted for as operating leases. The lease on the Farmingdale, NY premises expires on May 31, 2016, the New York, NY premises lease expires on November 30, 2011, the Deerfield Beach, FL premises lease expires on March 31, 2010 and the Burlington City, NJ premises lease expires on March 9, 2012. All premises are under a non-cancelable operating lease.

The Company also has operating leases for office equipment. The operating leases are for forty-eight months and expire April 30, 2011.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 8 – STOCK OPTIONS

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

Through March 31, 2008, the Company has 5,436,250 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.50 to $1.33 per share. These options carry a ten year term and vest ratably over 5 years. The options vested during the first 12 months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over 1 year. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $980,664.

On August 31, 2007 the Company adopted the 2007 Stock Option Plan of Juma Technology Corp., (the “2007 Plan”).The Plan provides for up to 6,228,750 shares of incentive and non-qualified options that may be granted to employees, directors and certain key affiliates. Under the Plan, incentive options may be granted at not less than the fair market value on the date of grant and non-statutory options may be granted at or below fair market value. The Company wishes to utilize the Plan to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by key employees, directors, and others. Options under the Plan will be either “incentive options” under Section 422A of the Internal Revenue Code of 1986, as amended, or “non-qualified stock options” which are not intended to so qualify. Through March 31, 2008 no options have been issued under the 2007 Plan.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 9 – PREFERRED STOCK

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

In connection with the issuance of the warrants and beneficial conversion feature, the Company has reflected a value at the date of issuance of warrants of $1,578,452 and a beneficial conversion feature value of $297,370. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 6%; and expected lives of between 1 to 5 years. The value of the warrants and beneficial conversion feature have been expensed during the year ended December 31, 2007, as they vested immediately.

NOTE 10 – SUBSEQUENT EVENTS

During April 2008, the Company issued 6,768,500 stock options to officers, directors, employees and consultants at prices ranging from $0.52 to $0.60. These options carry a ten year term and vest ratably over 5 years. Options for officers and directors are issued at a 15% premium over fair market value, carry a five year life and vest ratably over 1 to 3 years. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $795,955.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, significant restructuring and acquisition activities, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

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

Results of Operations for the three months ended March 31, 2008 and 2007

Revenues for the three months ended March 31, 2008 increased $1,925,774 or 71% to $4,636,879, compared with revenues of $2,711,105 for the three months ended March 31, 2007. The increase in revenues was predominantly due to increased sales to new and existing customers.

Cost of goods sold for the three months ended March 31, 2008 increased $1,231,555 or 51% to $3,654,099, compared to $2,422,544 for the three months ended March 31, 2007. The increase is related to (i) the increase in sales, (ii) increase in engineers and service desk personnel and (iii) the increase in costs associated with Nectar which was not present for the entire comparable period in 2007.

Gross margin for the three months ended March 31, 2008 increased $694,219 or 241% to $982,780, compared to $288,561 for the three months ended March 31, 2007. The increase is related to the increase in sales and more efficient project management offset by cost of sales incurred by Nectar which were not present for the entire comparable period in 2007.

Selling expenses decreased by $159,165 or 23% to $520,559 for the three months ended March 31, 2008, compared to $679,724 for the three months ended March 31, 2007. The decrease was predominantly due to (i) a decrease in marketing efforts, (ii) a decrease in sales force personnel and (iii) sales expenses of Nectar which were not present for the entire comparable period in 2007.

Research and development expenses increased to $181,559 for the three months ended March 31, 2008. This increase is directly attributable to Nectar. The Company believes that research and development costs will continue to increase due to the Nectar subsidiary and the development of its platform and product offerings.

The goodwill, which is associated with the acquisition of Nectar, was deemed impaired at the time of the acquisition. This goodwill impairment was adjusted during the three months ended March 31, 2008 due to a loan which was created due to a provision in the purchase contract offset by an addendum to the purchase contract which allowed for a receivable which entitled the Company to a refund of a deposit on a potential acquisition. These items resulted in additional goodwill impairment of $204,600.

General and administrative expenses increased by $1,467,977 or 186% to $2,259,065 for the three months ended March 31, 2008, compared to $791,088 for the three months ended March 31, 2007. The increase was predominantly due to (i) general and administrative expenses related to Nectar, (ii) salaries (due to an increase in employees and raises), (iii) a reduction in rebates and (iv) an increase in travel expenses offset by a reduction in outside services.

Interest expense (net) totaled $306,810 for the three months ended March 31, 2008 compared to $25,522 for the comparable period in 2007. The increase is predominantly due to the amortization of discounts on notes and beneficial conversion features related to convertible debt.

The Company experienced a net loss of $2,491,239 for the three months ended March 31, 2008 compared to a net loss of $2,896,249 for the comparable period in 2007. Currently Nectar does not generate any material revenues, but is does incur significant operational and development expenses that management believes will continue for the foreseeable future. Nectar generated a net loss of $905,159. The Company expects these costs to continue to rise until various products are launched and revenue from the new products begins to offset the additional costs.

Liquidity and Capital Resources

As of March 31, 2008, the Company had total current assets of $6,675,221, and total current liabilities of $8,481,214, resulting in a current working capital deficit of $1,805,993. Also, at March 31, 2008 the Company had $1,121,883 in cash. Management does not believe that these amounts will be sufficient for the upcoming year, nor does it believe that the current business will be able to sustain the anticipated growth of the operations. Management will attempt to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes. On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in 18 months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of September 30, 2007, the Company has sold $2,225,000 in Notes. Of this amount $100,000 has been converted into common stock and $1,000,000 is interest bearing at a rate of 14% with interest payments being made monthly. There can be no assurance that any more Notes will be sold under the previously described private placement of the Company’s securities.

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

In connection with the issuance of the warrants and beneficial conversion feature, the Company has reflected a value at March 31, 2008 for the warrants of $1,622,033 and a beneficial conversion feature value of $1,351,187. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 6%; and expected lives of between 1 to 5 years. The value of the warrants and beneficial conversion feature have been expensed during the quarter ended March 31, 2008, as they vested immediately.

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

On March 7, 2008, the Company closed the second tranche under the Note and Purchase Agreement. The Company issued an additional promissory note to the Purchaser in the principal amount of $1,450,000. In connection with this second tranche the Company has recorded a beneficial conversion feature of $46,774 and is being amortized over the term of the note.

Cash flows used from operations totaled $443,113 for the three months ended March 31, 2008, compared to $2,715,651 for the three months ended March 31, 2007. The increase in cash flow from operations is predominantly due to an increase in accounts payable offset by an increase in accounts receivable.

Cash flows used by investing activities was $140,475 for the three months ended March 31, 2008 compared to cash flows provided by investing activities of $1,933,821 for the three months ended March 31, 2007. The decrease in cash flows from investing activities is due to an investment in fixed assets and the reporting of the acquisition of AGN.

Cash flows from financing activities increased to $1,402,582 for the three months ended March 31, 2008 compared cash flows provided by financing activities of $662,466 for the three months ended March 31, 2007. The increase was predominantly due to proceeds from convertible notes.

The Company has two letters of credit outstanding with the same lender for a total of $41,394, both letters of credit expire during 2008.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 and Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Anthony M. Servidio and Chief Financial Officer, Mr. Anthony Fernandez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rule of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juma Technology Corp. (Registrant)

Date: May 14, 2008	/s/ Anthony M. Servidio
Anthony M. Servidio Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 14, 2008	/s/ Anthony Fernandez
Anthony Fernandez Chief Financial Officer (Principal Financial and Accounting Officer)