Form 10KSB/A
period 2007-12-31
Juma Technology Corp.
filed 2008-08-05
CIK 1309055

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

EXPLANATORY NOTE

We are filing this amendment to our annual report on Form 10-KSB for the year ended December 31, 2007 to reflect the changes made in response to the comments received by us from the Staff of the Securities and Exchange Commission in connection with the Staff’s review of the report. The changes made to the report include several revisions to the Company’s disclosures under Item 8A, Controls and Procedures,

For convenience and ease of reference, we are filing the annual report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amended report is as of March 31, 2008, the original filing date of our annual report for the year ended December 31, 2007.

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

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2007.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Annual Report.

Changes in Internal Controls

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
Chief Executive Officer August 4, 2008

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name/Signature	Title	Date

/s/ Anthony M. Servidio Anthony M. Servidio	Chief Executive Officer, Chairman (Principal Executive Officer)	August 4, 2008

Robert Rubin	Director	August , 2008

/s/ Robert H. Thompson Robert H. Thompson	Director	August 4, 2008

/s/ Joseph Fuccillo Joseph Fuccillo	President, Chief Technology Officer, Director	August 4, 2008

Kenneth Archer	Director	August , 2008

/s/ Anthony Fernandez Anthony Fernandez	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	August 4, 2008