Form 10-Q
period 2008-06-30
Juma Technology Corp.
filed 2008-08-14
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________ to ______________

Commission file number 000-105778

JUMA TECHNOLOGY CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	68-0605151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

154 TOLEDO STREET, FARMINGDALE, NY 11735	11735
(Address of Principal Executive Offices)	(Zip Code)
(631) 300-1000
(Registrant’s telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 43,948,950 Common Shares as of July 29, 2008

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheet as of June 30, 2008 and December 31, 2007	3
	Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2008 and 2007	4
	Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2008 and 2007	5
	Notes to Condensed Consolidated Financial Statements	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Results of Operations for the three and six months ended June 30, 2008 and 2007	19-21
	Liquidity and Capital Resources	22-24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. and 4T.	Controls and Procedures	24-25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to Vote of Security Holders.	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

	Signatures	28

	Certifications	29 - 32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$943,231	$302,889
Accounts receivable, (net of allowance of $196,955 and $0, respectively)	3,918,511	3,775,360
Inventory	156,288	184,357
Prepaid expenses	71,219	100,180
Other current assets	281,128	312,051
Total current assets	5,370,377	4,674,837

Fixed assets, (net of accumulated depreciation of $643,243 and $540,344, respectively)	1,909,195	1,686,189

Other assets:
Security deposits	109,252	101,700
Total assets	$7,388,824	$6,462,726

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Convertible notes payable, (net of discount of $109,078 and $219,444, respectively)	$1,292,288	$905,556
Current portion of capital leases payable	213,651	196,720
Accounts payable	3,042,386	2,564,353
Accrued expenses and taxes payable	1,293,480	552,006
Deferred revenue	1,278,261	654,032
Total current liabilities	7,120,066	4,872,667

Capital leases payable, net of current maturities	286,614	397,256
Convertible notes payable, (net of discount of $441,541 and $484,376, respectively)	6,686,692	3,615,624
Total liabilities	14,093,372	8,885,547

Commitments and contingencies

Stockholders’ deficiency
Series A Preferred stock, $0.0001 par value, 8,333,333 shares authorized, 8,333,333 shares issued and outstanding, respectively	833	833
Series B Preferred stock, $0.0001 par value, 1,666,667 shares authorized, 498,000 and 0 shares issued and outstanding, respectively	50	-
Common stock, $0.0001 par value, 900,000,000 shares authorized, 43,948,950 and 43,943,950 shares issued and outstanding, respectively	4,394	4,394
Additional paid in capital	17,300,855	15,342,357
Retained deficit	(24,010,680)	(17,770,405)
Total stockholders’ deficiency	(6,704,548)	(2,422,821)
Total liabilities and stockholders’ deficiency	$7,388,824	$6,462,726

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statement of Operations
For the three and six months ended June 30,

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Sales	$4,974,747	$3,528,959	$9,611,626	$6,240,064
Cost of goods sold	3,919,401	2,901,506	7,573,500	5,324,050
Gross margin	1,055,346	627,453	2,038,126	916,014

Operating expenses:
Selling	536,546	629,552	1,057,105	1,309,276
Research and development	207,937	177,091	389,522	177,091
Goodwill impairment	-	-	204,600	1,995,259
General and administrative	2,362,709	1,276,974	4,621,774	2,068,062
Total operating expenses	3,107,192	2,083,617	6,273,001	5,549,688

(Loss) from operations	(2,051,846)	(1,456,164)	(4,234,875)	(4,633,674)

Interest income/(expense), net	(584,691)	(43,081)	(891,501)	(68,603)

(Loss) before income taxes	(2,636,537)	(1,499,245)	(5,126,376)	(4,702,277)
Provision/(Benefit) for income taxes	299	-	1,699	(306,783)

Net (loss)	$(2,636,836)	$(1,499,245)	$(5,128,075)	$(4,395,494)
Deemed preferred stock dividend	1,112,200	-	1,112,200	-
Net (loss) attributable to common shareholders	$(3,749,036)	$(1,499,245)	$(6,240,275)	$(4,395,494)

Basic and diluted net (loss) attributable to common shareholders per share	$(0.09)	$(0.04)	$(0.14)	$(0.11)
Weighted average common shares outstanding	43,948,950	42,144,560	43,947,741	41,843,167

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30,

	2008	2007
Operating Activities
Net loss	$(5,128,075)	$(4,395,494)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation expense	171,244	95,393
Deferred taxes	-	(306,783)
Stock option compensation expense	449,412	30,722
Amortization of discount on notes payable	541,460	-
Bad debt expense	68,783	-
Amortization of loan costs	34,190	-
Impairment of goodwill derived from notes	204,600	-
Changes in operating assets and liabilities:
Accounts receivable	(211,934)	516,255
Inventory	28,069	(553,116)
Prepaid expenses	28,961	291,821
Other current assets	121,733	15,063
Security deposit	(7,553)	(47,739)
Accounts payable and accrued expenses	1,219,507	1,174,143
Deferred revenue	641,160	(178,576)
Net cash flows (used) by operating activities	(1,838,443)	(3,358,311)

Investing Activities
Acquisition of fixed assets	(238,073)	(45,477)
Note receivable	-	251,041
Acquisition of Nectar, net of cash	-	1,724,103
Net cash flows (used) provided by investing activities	(238,073)	1,929,667

Financing Activities
Issuance of common stock	-	(282,888)
Proceeds from loan	-	215,000
Proceeds from issuance of convertible promissory notes	2,900,000	1,725,000
Proceeds for stock option exercise	2,500	-
Proceeds from long-term debt	-	52,660
Repayment of convertible promissory notes	(75,000)	-
Repayment of capital leases payable	(110,642)	-
Repayment of loan	-	(293,576)
Repayment of long-term debt	-	(54,003)
Subscription receivable	-	18,427
Net cash flows provided by financing activities	2,716,858	1,380,620

Net change in cash	640,342	(48,024)
Cash, beginning of year	302,889	191,470
Cash, end of year	$943,231	$143,446

Supplemental Cash Flow Information:
Interest paid	$350,259	$56,726
Income taxes paid	$1,400	$455

NONCASH INVESTING ACTIVITY
Impairment of goodwill derived from notes receivable/payable (net)	$204,600	$-
Acquisition of fixed assets through capital leases	$-	$66,593
Fixed assets acquired through the issuance of notes and warrants	$156,177	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Juma Technology, LLC, was formed in the State of New York on July 12, 2002. On November 14, 2006, Juma Technology, LLC consummated an agreement with X and O Cosmetics, Inc. to merge 100% of its member interests (“Reverse Merger”) in exchange for 33,250,731 shares of common stock in X and O Cosmetics, Inc. The transaction was treated for accounting purposes as a recapitalization by Juma Technology, LLC as the accounting acquirer.

Prior to the Reverse Merger, there were 259,830,000 shares of our common stock outstanding. As part of the Reverse Merger, 33,250,731 shares of our common stock were issued to former members of Juma Technology, LLC and their affiliates, and our former officer and director, Glen Landry returned 251,555,731 of his 256,500,000 shares of common stock back to treasury; after giving effect to this share cancellation, there were 8,274,269 shares of common stock outstanding at the time of the reverse merger. Following the transaction there were 41,535,000 shares of common stock issued and outstanding.

On January 28, 2007, X and O Cosmetics, Inc. changed its name to Juma Technology Corp.

Juma Technology Corp. (the “Company”) is a highly specialized convergence systems integrator with a complete suite of services for the implementation and management of an entity’s data, voice and video requirements. The Company is focused on providing converged communications solutions for various vertical markets with an emphasis in driving long-term professional services engagements, maintenance, monitoring and management contracts. The Company utilizes several different technologies in order to provide its expertise and solutions to clients across a broad spectrum of business-critical requirements, regardless of the objectives. The Company also offers telephone carrier services that enhance functionality and increase fault-tolerance while providing for robust business continuity via disaster recovery mechanisms. Its flagship offering allows Internet Protocol PBX’s to be interconnected within a client’s global network and to the Public Switched Telephone Network in thirty minutes or less, regardless of the PBX manufacturer.

The Company also operates a wholly-owned subsidiary, AGN Networks, Inc. (“AGN”) which was acquired on March 6, 2007 utilizing another wholly-owned subsidiary of the Company, Juma Acquisition Corp. (“Juma Acquisition”). In February 2008, AGN Networks, Inc. changed its name to Nectar Services Corp. (“Nectar”).

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The results and trends on these interim condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007 may not be representative of those for the full fiscal year or any future periods.

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
June 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, warrants, convertible loans and other convertible securities utilizing the treasury stock method. There were 15,943,000 and 18,686,000 potentially dilutive shares for the three and six months ended June 30, 2008, respectively. There were 4,885,500 potentially dilutive shares for the three and six months ended June 30, 2007. The effect of the potentially dilutive shares has been ignored, as it would be antidilutive.

Reclassifications

Certain amounts included for the period ended June 30, 2007 in the financial statements have been reclassified to conform with the presentation for the period ended June 30, 2008.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2008

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2008	December 31, 2007
Billed	$2,624,017	$2,339,223
Unbilled (costs in excess of billings)	1,294,494	1,436,137
	$3,918,511	$3,775,360

We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. Estimates used in determining accounts receivable allowances are based on specific customer account reviews and historical experience of credit losses. We also apply judgment including assessments about changes in economic conditions, concentration of receivables among customers and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific customers. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required. As of June 30, 2008 and December 31, 2007 the allowance for doubtful accounts was $196,955 and $0, respectively.

NOTE 3 - NOTE RECEIVABLE

On December 15, 2006, the Company loaned $250,000 to AGN Networks, Inc. a Florida corporation (“AGN”), pursuant to the terms of a Promissory Note (the “Note”). The Note is unsecured and bears interest at the rate of 8% per annum payable to the Company on or about December 15, 2007. On March 6, 2007, the Company entered into and closed on an agreement and plan of merger with AGN, and as a result, AGN has become a wholly-owned subsidiary of the Company. The Company forgave $125,000 of the Note, which was assumed by Avatel Technologies, Inc.

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
June 30, 2008

NOTE 4 - ACQUISITION OF AGN NETWORKS, INC.

On March 6, 2007, the Company completed the acquisition of AGN through the merger of AGN into a newly formed wholly-owned subsidiary of the Company, Juma Acquisition, pursuant to an Agreement and Plan of Merger, dated March 6, 2007 (the "Agreement"). In accordance with the terms and provisions of the Agreement, in exchange for all of the capital stock of AGN, the Company paid a total of $200,000 to Mr. Ernie Darias and Mr. Albert Rodriquez (the "AGN shareholders"). This amount was paid by issuing ninety day promissory notes to each of Mr. Darias and Mr. Rodriquez. In addition, the Agreement provides that Juma will forgive $125,000 of the loan previously made to AGN. Also, the Company issued an aggregate of 320,000 shares of common stock to the shareholders of AGN in connection with the Agreement. The Company committed that the 320,000 shares will have a value of at least $640,000 one year from the date of the Agreement or the Company will issue to the AGN shareholders a two-year promissory note reflecting the difference between the value of the 320,000 shares and $640,000. The Company also paid off certain obligations of AGN to Avatel Technologies, Inc., an entity owned by certain shareholders of AGN, in the aggregate amount of $675,000 by paying $200,000 in cash and by issuing a promissory note for the balance. The Company has entered into an employment agreement with Mr. Rodriquez. The Employment Agreement with Mr. Rodriquez is for a term of two years and a base salary of $125,000 per annum.

On September 18, 2007, an Addendum (the “Addendum”) was added to the Agreement. The Addendum stated that AGN would pay an additional $188,216 towards obligations due to Avatel Technologies, Inc. in exchange for the forgiveness of any intercompany loans or claims that Avatel Technologies, Inc. and its shareholders may have against the Company or AGN. The Addendum also stated that $125,000 of the Note which was forgiven would be payable to the Company, at any time, if the Company does not acquire the business of Avatel Technologies, Inc. (See Note 3)

Associated with the acquisition of AGN the Company recorded goodwill of $1,870,259, which was deemed impaired in March 2007. In September 2007, a reduction to the impaired goodwill of $425,779 was recorded. This adjustment to the impaired goodwill is related to the Addendum and the forgiveness of any intercompany loans. As of September 30, 2007, the impaired goodwill was $1,444,713.

In March 2008, the Company recorded a loan for $329,600 to the shareholders of AGN, pursuant to the agreement. This loan bears interest at a rate of 7.5%, and principal and interest are payable in quarterly instalments over two years. Concurrent with the execution of this loan, the Company exercised its right to receive the $125,000 due to the Company based on the Addendum signed on September 18, 2007. The net effect of these transactions resulted in an adjustment to the purchase price and the creation of goodwill of $204,600, which was deemed impaired.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2008

NOTE 5 -CONVERTIBLE NOTES PAYABLE

During May 2006, the Company issued two promissory notes for $75,000 each. Interest on these notes accrues at 2%, and the notes mature on or before August 22, 2006 or upon receipt or gross proceeds of at least $250,000 from the sale of any debt or equity securities. During July 2006, the Company received gross proceeds of over $250,000 in debt and triggered the default interest rate of 8%, and the holder of the promissory notes has extended the maturity date to December 31, 2006. During August 2007, the holder of the notes converted both notes and all accrued interest into 326,450 shares of common stock.

On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in eighteen months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of March 31, 2008, the Company has sold $2,225,000 in Notes. Of this amount, $100,000 has been converted into common stock; $1,000,000 is interest bearing at a rate of 14% with interest payments being made monthly; and $75,000 has been repaid and the note canceled. In connection with the reporting of these convertible notes, the Company has not recorded a beneficial conversion feature as the conversion price was in excess of the stock price on the date the notes were entered into. The Company has recorded a discount of $741,667 to record the cost of the shares issued in lieu of interest.

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

In connection with the issuance of the warrants and beneficial conversion feature, the Company has reflected a value at the date of issuance for the warrants of $1,622,452 and a beneficial conversion feature value of $1,351,187. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 6%; and expected lives of between one and five years. The value of the beneficial conversion feature has been expensed during the quarter ended September 30, 2007, as the notes were exercisable immediately.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2008

NOTE 5 -CONVERTIBLE NOTES PAYABLE (continued)

On November 29, 2007, the Company entered into a Note and Warrant Purchase Agreement with Vision Opportunity Master Fund, Ltd. (“Purchaser”) with respect to the sale of notes in an aggregate principal amount of up to $6,000,000. Also on November 29, 2007, the Company entered into Amendment No. 1 to the Note Purchase Agreement. Under the Note Purchase Agreement, as amended, the Company executed and delivered to Vision Opportunity Master Fund, Ltd.: (a) the Company’s $2,500,000 principal amount, senior secured 10% convertible promissory note; (b) the Company’s $600,000 principal amount, senior secured 10% convertible promissory note; (c) one warrant to purchase an aggregate of 7,300,000 shares of the Company’s common stock; and (d) one warrant to purchase an aggregate of 1,000,000 shares of the Company’s common stock. The notes mature in November 2010, and the warrants expire in November 2012.

In connection with the issuance of the warrants and convertible notes, the Company has reflected a value at the date of issuance for the warrants of $1,578,452 and a beneficial conversion feature value of $250,596. The fair value of the warrants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 6%; and term of between one and five years.

On March 7, 2008, the Company closed the second tranche under the Note Purchase Agreement. The Company issued an additional convertible promissory note to the Purchaser in the principal amount of $1,450,000. The notes accrue interest at 10% per annum from the date of issuance and mature in November 2010. In connection with this second tranche the Company has recorded a beneficial conversion feature of $46,774 which has been expensed since the notes are convertible into common stock at any time.

On June 20, 2008, the Company closed the third tranche under the Note Purchase Agreement. The Company issued an additional convertible promissory note to the Purchaser in the principal amount of $1,450,000. The notes accrue interest at 10% per annum from the date of issuance and mature in November 2010.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2008

NOTE 5 -CONVERTIBLE NOTES PAYABLE (continued)

The Notes accrue interest at 10% per annum from the date of issuance, and are payable, at the Company’s option, in cash or shares of its common stock, quarterly in arrears commencing on  December 31, 2007, March 31, 2008 and June 30, 2008, respectively. The maturity date of the Notes is November 2010. The Note contains various events of default such as failing to make a payment of principal or interest when due, which if not cured, would require the Company to repay the holder immediately the outstanding principal sum of and any accrued interest on the Notes. Each Note requires the Company to prepay under the Note if certain “Triggering Events” or “Major Transactions” occur while the Note is outstanding. The holders of the Notes are entitled to convert the Notes into shares of the Company’s common stock at any time based on the fixed conversion price of $0.75 per share

Also, on June 20, 2008, the Company made several amendments to the convertible notes outstanding with aggregate principal amount $6,000,000 issued under the agreement dated November 29, 2007, including a reduction in the conversion price per share from $0.75 to $0.60. In addition, the exercise price of the warrants outstanding to purchase an aggregate 8,300,000 shares of common stock issued under the same agreement was reduced from $0.90 to $0.72. At the same time the Company and the holder entered into an agreement whereby the holder tendered all the warrants to purchase an aggregate 8,300,000 shares of common stock and the Company issued 498,000 shares of Series B Convertible Preferred Stock to the holder. All the warrants tendered were cancelled.

Using the Black Scholes method it was determined that the reduction in the conversion price per share under the convertible notes from $0.75 to $0.60 resulted in an increase in the fair value of the associated conversion options of $341,000. The increase in the fair value of the conversion options was recorded as a reduction in the carrying value of the convertible notes and an increase in additional paid-in capital. The resulting discount on the convertible notes will be amortized to interest expense over the remaining life of the notes. An expected volatility of 55% and risk free interest rate of 2.88% were used when applying the Black Scholes method.

The issuance of 498,000 shares of Series B Convertible Preferred Stock resulted in a beneficial conversion feature in the amount of $1,112,200, which was recorded as a deemed dividend to preferred shareholders. The fair value of the exchanged warrants before the reduction in exercise price was used to value the preferred stock when calculating the beneficial conversion feature. The fair value of the warrants was calculated using the Black Scholes method with expected volatility of 55% and risk free interest rate of 3.57%.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2008

NOTE 5 -CONVERTIBLE NOTES PAYABLE (continued)

In order to facilitate the issuance of the Series B Convertible Preferred Stock, the Company first filed with the Delaware Secretary of State a Certificate Reducing the Number of Authorized Shares of Series A Convertible Preferred Stock from 10,000,000 shares to 8,333,333 shares and then the Company filed with the Delaware Secretary of State a Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock. Under the Certificate of Designation, 1,666,667 shares of the Company’s authorized preferred stock have been designated as Series B Convertible Preferred Stock.

In connection with the Vision Transactions, the Company is in technical default of the registration requirements and has recorded $100,000 for costs associated with this default in accordance with EITF 00-19-2, “Accounting for Registration Payment Agreements”.

NOTE 6 - CAPITAL LEASE OBLIGATIONS

CitiCorp Vendor Finance, Inc.

The Company leases software and computer equipment under capital lease arrangements with CitiCorp Vendor Finance, Inc. Pursuant to the lease, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased for one dollar.

The lease dated June 2, 2006 is for software and computer equipment for the Company. The term of the lease is sixty months with monthly payments of $3,461, which is equal to the cost to amortize $172,187 over a five-year period at an interest rate of 7.6% per annum.

Var Resources Inc.

The Company leases computer equipment under capital lease arrangements with Var Resources, Inc. Pursuant to the lease, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased for one dollar.

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
June 30, 2008

NOTE 6 - CAPITAL LEASE OBLIGATIONS (continued)

Hitachi Data Systems

The Company leases software and computer equipment under capital lease arrangements with Hitachi Data Systems. Pursuant to the lease, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased for one dollar.

The lease dated December 31, 2007 is computer equipment used at the Company’s various data centers. The term of the lease is thirty-six months with monthly payments of $4,296.04, which is equal to the cost to amortize $130,658 over a 3-year period at an interest rate of 11.3% per annum.

Key Bank

The Company leases software and computer equipment under capital lease arrangements with Key Bank. Pursuant to the lease, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased for one dollar.

The lease dated June 20, 2007 is for software and licenses for the Company. The term of the lease is twenty-four months with monthly payments of $6,055, which is equal to the cost to amortize $119,253 over a 2-year period at an interest rate of 19.7% per annum.

NOTE 7 - LEASE COMMITMENTS

The Company leases its Farmingdale, NY (from a related party), New York, NY and Burlington, NJ premises, pursuant to individual sublease agreements accounted for as operating leases. The lease on the Farmingdale, NY premises expires on May 31, 2016, the New York, NY premises lease expires on November 30, 2011 and the Burlington City, NJ premises lease expires on March 9, 2012. All premises are under a non-cancelable operating lease. The Deerfield Beach, FL location was vacated on June 30, 2008, and a lease termination agreement was executed with the landlord. The lease termination agreement calls for a fee of $60,000 with a $20,000 payment due on July 1, 2008, and the remaining amount to be paid ratably over a twelve month period.

The Company also has operating leases for office equipment. The operating leases are for forty-eight months and expire April 30, 2011.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2008

NOTE 8 - STOCK OPTIONS

On January 28, 2007 the Company adopted the 2006 Stock Option Plan of Juma Technology Corp., (the “the 2006 Plan”). The Plan provides for up to 6,228,750 shares of incentive and non-qualified options that may be granted to employees, directors and certain key affiliates. Under the Plan, incentive options may be granted at not less than the fair market value on the date of grant and non-statutory options may be granted at or below fair market value. The Company wishes to utilize the Plan to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by key employees, directors, and others. Options under the Plan will be either “incentive options” under Section 422A of the Internal Revenue Code of 1986, as amended, or “non-qualified stock options” which are not intended to so qualify.

At June 30, 2008, the Company has 6,069,750 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.50 to $1.33 per share under the 2006 Plan. These options carry a ten year term and vest ratably over five years. The options vested during the first twelve months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over one year. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $1,164,896.

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

At June 30, 2008, the Company has 6,050,000 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.52 to $0.60 per share under the 2007 Plan. These options carry a ten year term and vest ratably over various terms. The options vested during the first twelve months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over various terms. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $635,991 based on expected volatility of 20%, expected term between five and ten years and risk-free interest between 2.96% and 3.74%.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2008

NOTE 9 - PREFERRED STOCK

In July 2007, the Board of Directors approved an amendment to the Company's certificate of incorporation to authorize 10,000,000 shares of $0.0001 par value preferred stock.

On August 16, 2007, the Company signed a $5,000,000, 6% convertible promissory note with Vision Opportunity Master Fund, Ltd (“Vision”). Interest on the note is due quarterly and matures within nine months. The note also carries a Mandatory Conversion Option which calls for conversion of the note into Convertible Preferred Stock once the Company is approved to issue preferred stock. The conversion price for this mandatory conversion is $0.60 per share. The Series A Convertible Preferred stock is convertible into Common Stock of the Company at a 1:1 ratio and carries a 6% dividend. The note also carries an optional conversion, at the right of the holder, into Common Stock at $0.60 per share. The note also calls for the issuance of Series A, Series B, and Series C warrants and a potential future investment at the option of the holder. During September 2007, Vision converted the promissory note into 8,333,333 shares of Series A Convertible Preferred Stock.

On June 20, 2008, the Company issued 498,000 shares of Series B Convertible Preferred Stock to Vision Opportunity Master Fund in exchange for warrants to purchase 8,300,000 shares of the Company’s common stock. All the warrants tendered were cancelled. The Series B Convertible Preferred stock is convertible into Common Stock of the Company at a 10:1 ratio.

In order to facilitate the issuance of the Series B Convertible Preferred Stock, the Company first filed with the Delaware Secretary of State a Certificate Reducing the Number of Authorized Shares of Series A Convertible Preferred Stock from 10,000,000 shares to 8,333,333 shares and then the Company filed with the Delaware Secretary of State a Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock. Under the Certificate of Designation, 1,666,667 shares of the Company’s authorized preferred stock have been designated as Series B Convertible Preferred Stock.

NOTE 10 - PURCHASE OF SOFTWARE FOR NOTE PAYABLE AND WARRANTS

On May 28, 2008, the Company purchased exclusive rights to software that is embedded in one of Nectar’s products for $100,000 in cash paid on closing, a note payable with principal amount of $200,000, and warrants to purchase an aggregate 150,000 shares of the Company’s common stock. The note does not bear interest and is payable in four consecutive monthly payments of $50,000 with the first payment due thirty days after the date of purchase.

One warrant was issued to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. The warrant expires five years after the date of purchase and may be exercised at any time before the expiration date. Another warrant was issued to purchase 50,000 shares of common stock at an exercise price of $1.25 per share. The warrants expire five years after the date of purchase and may be exercised at any time before the expiration date. The warrants were assigned a value of $6,177 using the Black Scholes method.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2008

NOTE 11 - SUBSEQUENT EVENTS

During July 2008, the terms related to $1,000,000 of Convertible Promissory Notes were changed. The Notes were extended an additional eighteen months and will mature during December 2009. The Notes can be converted at any time by the holders after July 2009 at a conversion price of $0.67 per share. As an inducement to extend and modify the terms of the note the holder was issued 1,065,790 shares of common stock.

The Company is currently negotiating a two-month extension of the expiration date of the Series C warrants issued on August 16, 2007. These warrants are currently set to expire on August 16, 2008, and the negotiations may result in an extension of the expiration date to October 16, 2008.

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

Results of Operations for the three months ended June 30, 2008 and 2007

Revenues for the three months ended June 30, 2008 increased $1,445,788 or 41% to $4,974,747, compared with revenues of $3,528,959 for the three months ended June 30, 2007. The increase in revenues was predominantly due to increased sales to new and existing customers.

Cost of goods sold for the three months ended June 30, 2008 increased $1,017,895 or 35% to $3,919,401, compared to $2,901,506 for the three months ended June 30, 2007. The increase is related to: (i) the increase in sales; (ii) increase in engineers and service desk personnel; and (iii) the increase in costs associated with Nectar.

Gross margin for the three months ended June 30, 2008 increased $427,893 or 68% to $1,055,346, compared to $627,453 for the three months ended June 30, 2007. The increase is related to the increase in sales and more efficient project management offset by cost of sales incurred by Nectar.

Selling expenses decreased by $93,006 or 15% to $536,546 for the three months ended June 30, 2008, compared to $629,552 for the three months ended June 30, 2007. The decrease was predominantly due to: (i) a decrease in marketing efforts; (ii) a decrease in sales force personnel; and (iii) a decrease in sales expenses for Nectar.

Research and development expenses increased by $30,846 or 17% to $207,937 for the three months ended June 30, 2008, compared to $177,091 for the three months ended June 30, 2007. This increase is directly attributable to Nectar. The Company believes that research and development costs will begin to decrease as the Nectar platform and product offerings are sold into the market.

General and administrative expenses increased by $1,085,735 or 85% to $2,362,709 for the three months ended June 30, 2008, compared to $1,276,974 for the three months ended June 30, 2007. The increase was predominantly due to general and administrative expenses related to Nectar, salaries (due to an increase in employees and raises) and an increase in stock option expense.

Interest expense (net) totaled $584,691 for the three months ended March 31, 2008 compared to $43,081 for the comparable period in 2007. The increase is predominantly due to the amortization of discounts on notes issued below face value and to amortization of discounts on convertible debt attributable to beneficial conversion features.

The Company experienced a net loss of $2,636,836 for the three months ended June 30, 2008 compared to a net loss of $1,499,245 for the comparable period in 2007. Currently Nectar does not generate any material revenues, but it does incur significant operational and development expenses that management believes will continue for the foreseeable future. Nectar generated a net loss of $798,911. The Company expects these costs to continue to rise until various products are launched and revenue from the new products begins to offset the additional costs.

Results of Operations for the six months ended June 30, 2008 and 2007

Revenues for the six months ended June 30, 2008 increased $3,371,562 or 54% to $9,611,626, compared with revenues of $6,240,064 for the six months ended June 30, 2007. The increase in revenues was predominantly due to increased sales to new and existing customers.

Cost of goods sold for the six months ended June 30, 2008 increased $2,249,450 or 42% to $7,573,500, compared to $5,324,050 for the six months ended June 30, 2007. The increase is related to the increase in sales and the increase in costs associated with Nectar which was not present for the entire comparable period in 2007.

Gross margin for the six months ended June 30, 2008 increased $1,122,112 or 122% to $2,038,126, compared to $916,014 for the six months ended June 30, 2007. The increase is related to the increase in sales and more efficient project management offset by cost of sales incurred by Nectar which were not present for the entire comparable period in 2007.

Selling expenses decreased by $252,171 or 19% to $1,057,105 for the six months ended June 30, 2008, compared to $1,309,276 for the six months ended June 30, 2007. The decrease was predominantly due to a decrease in marketing efforts, a decrease in sales force personnel and sales expenses of Nectar which were not present for the entire comparable period in 2007.

Research and development expenses increased to $212,431 for the six months ended June 30, 2008. This increase is directly attributable to Nectar. The Company believes that research and development costs will begin to decrease as the Nectar platform and product offerings are sold into the market.

The goodwill, which is associated with the acquisition of Nectar, was deemed impaired at the time of the acquisition. This goodwill impairment was adjusted during the three months ended March 31, 2008 due to a loan which was created due to a provision in the purchase contract offset by an addendum to the purchase contract which allowed for a receivable which entitled the Company to a refund of a deposit on a potential acquisition. These items resulted in additional goodwill impairment of $204,600

General and administrative expenses increased by $2,553,712 or 123% to $4,621,774 for the six months ended June 30, 2008, compared to $2,068,062 for the six months ended June 30, 2007. The increase was predominantly due to general and administrative expenses related to Nectar, salaries (due to an increase in employees and raises) and an increase in stock option expense.

Interest expense (net) totaled $891,501 for the six months ended June 30, 2008 compared to $68,603 for the comparable period in 2007. The increase is predominantly due to the amortization of discounts on notes issued below face value and to amortization of discounts on convertible debt attributable to beneficial conversion features.

A provision for income taxes of $1,699 was recorded for the six months ended June 30, 2008 compared to a benefit of $306,783 for the six months ended June 30, 2007. This benefit is primarily due to a reversal of a deferred tax liability generated by a change in reporting net income for tax purposes from the cash basis to the accrual basis.

The Company experienced a net loss of $5,128,075 for the six months ended June 30, 2008 compared to net loss of $4,395,494 for the comparable period in 2007. Currently Nectar does not generate any material revenues, but is does incur significant operational and development expenses that management believes will continue for the foreseeable future. Nectar generated a net loss of $1,704,070. The Company expects these costs to continue to rise until various products are launched and revenue from the new products begins to offset the additional costs.

Liquidity and Capital Resources

As of June 30, 2008, the Company had total current assets of $5,370,377, and total current liabilities of $7,120,066, resulting in a current working capital deficit of $1,749,689. Also, at June 30, 2008 the Company had $943,231 in cash. Management does not believe that these amounts will be sufficient for the upcoming year, nor does it believe that the current business will be able to sustain the anticipated growth of the operations. Management will attempt to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes. On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in eighteen months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of September 30, 2007, the Company has sold $2,225,000 in Notes. Of this amount $100,000 has been converted into common stock, $1,000,000 is interest bearing at a rate of 14% with interest payments being made monthly and $75,000 has been repaid and the note canceled. There can be no assurance that any more Notes will be sold under the previously described private placement of the Company’s securities.

On August 16, 2007, signed a $5,000,000, 6% convertible promissory note with Vision Opportunity Master Fund, Ltd. Interest on the note is due quarterly and matures within nine months. The note also carries a Mandatory Conversion Option which calls for conversion of the note into Convertible Preferred Stock once the Company is approved to issue preferred stock. The conversion price for this mandatory conversion is $0.60 per share. The Series A Convertible Preferred stock is convertible into Common Stock of the Company at a 1:1 ratio and carries a 6% dividend. The note also carries an optional conversion, at the right of the holder, into Common Stock at $0.60 per share. The note also calls for the issuance of Series A, Series B, and Series C warrants and a potential future investment at the option of the holder. During September 2007, Vision converted the promissory note into 8,333,333 shares of Series A Convertible Preferred Stock.

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

On March 7, 2008, the Company closed the second tranche under the Note Purchase Agreement. The Company issued an additional convertible promissory note to the Purchaser in the principal amount of $1,450,000. And on June 20, 2008, the Company closed the third tranche under the Note Purchase Agreement. The Company issued an additional convertible promissory note to the Purchaser in the principal amount of $1,450,000.

The Notes accrue interest at 10% per annum from the date of issuance, and are payable, at the Company’s option, in cash or shares of its common stock, quarterly in arrears commencing on  December 31, 2007, March 31, 2008 and June 30, 2008, respectively. The maturity date of the Notes is November 2010. The Note contains various events of default such as failing to make a payment of principal or interest when due, which if not cured, would require the Company to repay the holder immediately the outstanding principal sum of and any accrued interest on the Notes. Each Note requires the Company to prepay under the Note if certain “Triggering Events” or “Major Transactions” occur while the Note is outstanding.

On June 20, 2008, the Company made several amendments to the convertible notes outstanding with aggregate principal amount $6,000,000 issued under the agreement dated November 29, 2007, including a reduction in the conversion price per share from $0.75 to $0.60. In addition, the exercise price of the warrants outstanding to purchase in aggregate 8,300,000 shares of common stock issued under the same agreement was reduced from $0.90 to $0.72. At the same time the Company and the holder entered into an agreement whereby the holder tendered all the warrants to purchase an aggregate 8,300,000 shares of common stock and the Company issued 498,000 shares of Series B Convertible Preferred Stock to the holder. All the warrants tendered were cancelled.

In order to facilitate the issuance of the Series B Convertible Preferred Stock, the Company first filed with the Delaware Secretary of State a Certificate Reducing the Number of Authorized Shares of Series A Convertible Preferred Stock from 10,000,000 shares to 8,333,333 shares and then the Company filed with the Delaware Secretary of State a Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock. Under the Certificate of Designation, 1,666,667 shares of the Company’s authorized preferred stock have been designated as Series B Convertible Preferred Stock.

Cash flows used in operations totaled $1,838,443 for the six months ended June 30, 2008, compared to $3,358,311 for the six months ended June 30, 2007. The decrease in cash flow used in operations is predominantly due to an increase in noncash expenses for the granting of options and warrants and the impairment of goodwill.

Cash flows used by investing activities was $238,073 for the six months ended June 30, 2008 compared to cash flows provided by investing activities of $1,929,667 for the six months ended June 30, 2007. The decrease in cash flows from investing activities is due the acquisition of Nectar.

Cash flows from financing activities increased to $2,716,858 for the six months ended June 30, 2008 compared cash flows provided by financing activities of $1,380,620 for the six months ended June 30, 2007. The increase was predominantly due to proceeds from convertible notes.

The Company has two letters of credit outstanding with the same lender for a total of $41,394; both letters of credit expire during 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 and Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Anthony M. Servidio and Chief Financial Officer, Mr. Anthony Fernandez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

Management's Annual Report on Internal Control Over Financial Reporting

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

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

Juma Technology Corp. (Registrant)

Date: August 13, 2008	/s/ Anthony M. Servidio
Anthony M. Servidio Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 13, 2008	/s/ Anthony Fernandez
Anthony Fernandez Chief Financial Officer (Principal Financial and Accounting Officer)