Form 10KSB/A
period 2007-12-31
Juma Technology Corp.
filed 2008-09-26
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

EXPLANATORY NOTE

We are filing this amendment to our annual report on Form 10-KSB for the year ended December 31, 2007 to reflect the changes made in response to the oral comments received by us from the Staff of the Securities and Exchange Commission in connection with the Staff’s review of the report. The changes made to the report comprise revisions to the Company’s disclosures under Item 8A, Controls and Procedures. Except as set forth in this amendment and except as set forth in amendment no. 1 to our annual report, all information contained in our annual report is as of March 31, 2008, the original filing date of our annual report for the year ended December 31, 2007.

Pursuant to the Rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed herewith.

PART II

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Anthony M. Servidio and Chief Financial Officer, Mr. Anthony Fernandez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer initially concluded that, as of December 31, 2007, our disclosure controls and procedures were effective. The Staff of the SEC has asked the Company to reconsider this conclusion,

Management had conducted an evaluation of the effectiveness of its internal control over financial reporting described under the heading “Management's Report on Internal Control Over Financial Reporting.” The Company, however, inadvertently failed to make the appropriate disclosures in its initial filing on March 31, 2008 of its 2007 annual report on Form 10-KSB. Based solely on this failure, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by the annual report on Form 10-K in recording, processing, summarizing and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rules and forms. The Company remedied this failure in the effectiveness of its disclosure controls and procedures by amending its annual report on Form 10-K (Amendment No. 1) to provide the required report of management set forth below. The Company has implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then-current requirements of the applicable filing made under the Securities Exchange Act of 1934, as amended.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance that all necessary information will be disclosed in a timely manner. Our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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
Anthony M. Servidio Chief Executive Officer September 26, 2008

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name/Signature	Title	Date

/s/ Anthony M. Servidio	Chief Executive Officer, Chairman (Principal Executive	September 26, 2008
Anthony M. Servidio	Officer)

/s/ Robert Rubin	Director	September 26, 2008
Robert Rubin

	Director	September , 2008
Robert H. Thomson

	President, Chief Technology Officer, Director	September , 2008
Joseph Fuccillo

/s/ Kenneth Archer	Director	September 26, 2008
Kenneth Archer

/s/ Anthony Fernandez	Chief Financial Officer, Director (Principal Financial	September 26, 2008
Anthony Fernandez	and Accounting Officer)