Form 10-Q
period 2008-09-30
Juma Technology Corp.
filed 2008-11-13
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 46,093,945 Common Shares as of November 10, 2008

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of September 30, 2008 and December 31, 2007	3
	Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2008 and 2007	4
	Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 and 2007	5
	Notes to Condensed Consolidated Financial Statements	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Results of Operations for the three and nine months ended September 30, 2008 and 2007	19-22
	Liquidity and Capital Resources	22-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. and 4T.	Controls and Procedures	25-26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to Vote of Security Holders.	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

	Signatures	29

	Certifications	30 – 35

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Juma Technology Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$410,677	$302,889
Accounts receivable, (net of allowance of $358,292 and $0, respectively)	2,987,982	3,775,360
Inventory	162,543	184,357
Prepaid expenses	37,877	100,180
Other current assets	267,973	312,051
Total current assets	3,867,052	4,674,837

Fixed assets, (net of accumulated depreciation of $343,984 and $540,344, respectively)	1,594,343	1,686,189

Other assets:
Security deposits	86,127	101,700
Total assets	$5,547,522	$6,462,726

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Notes payable	$299,776	$-
Convertible notes payable, (net of discount of $15,278 and $219,444, respectively)	534,723	905,556
Current portion of capital leases payable	216,028	196,720
Accounts payable	2,604,297	2,564,353
Accrued expenses and taxes payable	1,805,495	552,006
Deferred revenue	214,181	654,032
Total current liabilities	5,674,500	4,872,667

Capital leases payable, net of current maturities	244,014	397,256
Notes payable	86,825	-
Convertible notes payable, (net of discount of $198,042 and $484,376, respectively)	6,801,957	3,615,624
Total liabilities	12,807,296	8,885,547

Commitments and contingencies

Stockholders' deficiency
Series A Preferred stock, $0.0001 par value, 8,333,333 shares authorized, 8,333,333 shares issued and outstanding, respectively	833	833
Series B Preferred stock, $0.0001 par value, 1,666,667 shares authorized, 1,310,500 and 0 shares issued and outstanding, respectively	131	-
Common stock, $0.0001 par value, 900,000,000 shares authorized, 45,524,685 and 43,943,950 shares issued and outstanding, respectively	4,552	4,394
Additional paid in capital	19,457,611	15,342,357
Retained deficit	(26,722,901)	(17,770,405)
Total stockholders' deficiency	(7,259,774)	(2,422,821)
Total liabilities and stockholders' deficiency	$5,547,522	$6,462,726

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statement of Operations
For the three and nine months ended September 30,

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Sales	$5,825,309	$3,296,938	$15,436,935	$9,537,002
Cost of goods sold	3,965,952	2,920,460	11,539,452	8,244,510
Gross margin	1,859,357	376,478	3,897,483	1,292,492

Operating expenses
Selling	348,972	874,269	1,406,077	2,183,545
Research and development	239,581	232,936	629,103	410,027
Goodwill impairment	-	(425,779)	204,600	1,569,480
Consulting	-	715,000	-	715,000
General and administrative	3,564,999	2,211,681	8,186,773	4,279,743
Total operating expenses	4,153,552	3,608,107	10,426,553	9,157,795

(Loss) from operations	(2,294,195)	(3,231,629)	(6,529,070)	(7,865,303)

Amortization of discount on notes	(107,078)	(2,973,220)	(655,538)	(2,973,220)
Interest (expense), net	(290,636)	(69,439)	(633,677)	(138,042)

(Loss) before income taxes	(2,691,909)	(6,274,288)	(7,818,285)	(10,976,565)
(Benefit)/Provision for income taxes	20,312	-	22,011	(306,783)

Net (loss)	$(2,712,221)	$(6,274,288)	$(7,840,296)	$(10,669,782)
Deemed preferred stock dividend	-	-	1,112,200	-
Net (loss) attributable to common shareholders	$(2,712,221)	$(6,274,288)	$(8,952,496)	$(10,669,782)

Basic and diluted net (loss) per share	$(0.06)	$(0.15)	$(0.20)	$(0.25)
Weighted average common shares outstanding	44,718,084	43,120,864	44,206,378	42,275,329

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30,

	2008	2007
Operating Activities
Net loss	$(7,840,296)	$(10,669,782)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation expense	514,736	126,117
Deferred taxes	-	(306,783)
Stock option compensation expense	559,038	166,416
Common stock issued for services	-	715,000
Amortization of discount on notes payable	655,538	2,973,220
Foregiveness of debt	-	(425,779)
Bad debt expense	230,120	-
Amortization of loan costs	54,602	-
Impairment of goodwill derived from notes	204,600	-
Loss on early extiguishment of debt	795,091	-
Common stock issued for interest	209,500	-
Changes in operating assets and liabilities:
Accounts receivable	557,258	778,253
Inventory	21,814	(339,699)
Prepaid expenses	62,303	(78,425)
Other current assets	114,476	18,122
Security deposit	15,573	(137,218)
Accounts payable and accrued expenses	1,316,433	(743,398)
Deferred revenue	(439,851)	140,097
Net cash flows (used) by operating activities	(2,969,065)	(7,783,859)

Investing Activities
Acquisition of fixed assets	(216,713)	(202,596)
Note receivable	-	251,041
Acquisition of Nectar, net of cash	-	1,438,061
Net cash flows (used) provided by investing activities	(216,713)	1,486,506

Financing Activities
Issuance of preferred stock	-	5,000,000
Costs on preferred stock	-	(331,114)
Proceeds from loan	-	215,000
Proceeds from issuance of convertible promissory notes	2,900,000	2,225,000
Proceeds from stock option exercise	2,500	-
Proceeds from long-term debt	-	52,660
Proceeds from warrant exercise	1,250,000	-
Repayment of convertible promissory notes	(575,000)	-
Repayment of capital leases payable	(133,934)	-
Repayment of loan	(150,000)	(810,668)
Repayment of long-term debt	-	(69,948)
Subscription receivable	-	18,427
Net cash flows provided by financing activities	3,293,566	6,299,357

Net change in cash	107,788	2,004
Cash, beginning of period	302,889	191,470
Cash, end of period	$410,677	$193,474

Supplemental Cash Flow Information:
Interest paid	$279,290	$131,101
Income taxes paid	21,711	455

NONCASH INVESTING ACTIVITY
Impairment of goodwill derived from notes receivable/payable (net)	$204,600	$-
Acquisition of fixed assets through capital leases	-	66,593
Fixed assets acquired through the issuance of notes and warrants	206,177	-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2008

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
September 30, 2008

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

The results and trends on these interim condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 may not be representative of those for the full fiscal year or any future periods.

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
September 30, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For each contract, the Company compares the costs incurred in the course of performing such contract during a reporting period to the total estimated costs of full performance of the contract and recognizes a proportionate amount of revenue for such period. Revenue from the sales of products that include installation services is recognized at the time the products are installed, after satisfaction of all the terms and conditions of the underlying customer contract. The Company also derives revenue from maintenance services, including services provided under contracts and on a time and materials basis. Maintenance contracts typically have terms that range from one to five years. Revenue from services performed under maintenance contracts is deferred and recognized ratably over the term of the underlying customer contract or at the end of the contract, when obligations have been satisfied. For services performed on a time and materials basis, revenue is recognized upon performance of the services. The Company also earns commissions on maintenance contracts. Commissions are recognized as revenue over the term of the related maintenance contract.

Inventory

Inventory, which consists of finished goods, is valued at the lower of cost or market. The first-in, first-out method is used to value the inventory.

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, warrants, convertible loans and other convertible securities utilizing the treasury stock method. There were 33,764,961 and 35,156,908 potentially dilutive shares for the three and nine months ended September 30, 2008, respectively. There were 6,862,481 and 7,778,675 potentially dilutive shares for the three and nine months ended September 30, 2007, respectively. The effect of the potentially dilutive shares has been ignored, as it would be antidilutive.

Reclassifications

Certain amounts included for the period ended September 30, 2007 in the financial statements have been reclassified to conform to the presentation for the period ended September 30, 2008.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2008

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2008	December 31, 2007
Billed	$2,424,562	$2,339,223
Unbilled (costs in excess of billings and allowance)	563,420	1,436,137
	$2,987,982	$3,775,360

We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. Estimates used in determining accounts receivable allowances are based on specific customer account reviews and historical experience of credit losses. We also apply judgment including assessments about changes in economic conditions, concentration of receivables among customers and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific customers. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required. As of September 30, 2008 and December 31, 2007 the allowance for doubtful accounts was $358,291 and $0, respectively.

NOTE 3 – NOTE RECEIVABLE

On December 15, 2006, the Company loaned $250,000 to AGN Networks, Inc. a Florida corporation (“AGN”), pursuant to the terms of a Promissory Note (the “Note”). The Note is unsecured and bears interest at the rate of 8% per annum payable to the Company on or about December 15, 2007. On March 6, 2007, the Company entered into and closed on an agreement and plan of merger with AGN, and as a result, AGN has become a wholly-owned subsidiary of the Company. Pursuant to the terms of the merger agreement, the Company forgave $125,000 of the Note, which was assumed by Avatel Technologies, Inc.

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
September 30, 2008

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

On September 18, 2007, an Addendum (the “Addendum”) was added to the Agreement. The Addendum stated that AGN would pay an additional $188,216 towards obligations due to Avatel Technologies, Inc. in exchange for the forgiveness of any intercompany loans or claims that Avatel Technologies, Inc. and its shareholders may have against the Company or AGN. The Addendum also stated that $125,000 of the Note which was forgiven would be payable to the Company, at any time, if the Company does not acquire the business of Avatel Technologies, Inc. (See Note 3)

Associated with the acquisition of AGN the Company recorded goodwill of $1,870,259, which was deemed impaired in March 2007. In September 2007, a reduction to the impaired goodwill of $425,779 was recorded. This adjustment to the impaired goodwill is related to the Addendum and the forgiveness of any intercompany loans. As of September 30, 2007, the impaired goodwill was $1,444,480.

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
September 30, 2008

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

On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in eighteen months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of March 31, 2008, the Company has sold $2,225,000 in Notes. Of this amount, $100,000 has been converted into common stock; $575,000 has been repaid and the notes cancelled; and $1,000,000 bearing annual interest of 14% was exchange for a new note of $1,000,000 bearing annual interest of 14% and 1,065,790 shares of the Company’s common stock as further described below. In connection with the reporting of these convertible notes, the Company has not recorded a beneficial conversion feature as the conversion price was in excess of the stock price on the date the notes were entered into. The Company has recorded a discount of $741,667 to record the cost of the shares issued in lieu of interest.

On July 28, 2008 the holder of $1,000,000 of convertible promissory notes comprised of a $500,000 note with a maturity date in October 2008 and another $500,000 note with a maturity date in December 2008 exchanged these notes for new convertible promissory notes with face value $1,000,000 maturing in December 2009 and 1,065,790 shares of the Company’s common stock. The new notes bear interest at an annual rate of 14% and are convertible into shares of common stock at a conversion price of $0.67 per share. The new notes were valued at $1,119,110 and the value of the notes and the common stock issued exceeded the carrying value of the old notes by $795,091, which was recorded as an early extinguishment of debt.

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
September 30, 2008

NOTE 5 –CONVERTIBLE NOTES PAYABLE (continued)

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
September 30, 2008

NOTE 5 –CONVERTIBLE NOTES PAYABLE (continued)

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
September 30, 2008

NOTE 5 –CONVERTIBLE NOTES PAYABLE (continued)

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

On August 15, 2008 the expiration date of the series C warrants to purchase 2,777,778 shares of common stock at $0.90 per share issued in August 2007 was extended from August 16, 2008 to October 16, 2008. The extension of the expiration date resulted in a reduction of the amount of additional paid-in capital allocated to warrants.

On September 12, 2008 the exercise price of the series A warrants to purchase 8,333,333 shares of common stock was reduced from $0.90 per share to $0.72 per share. At the same time all these warrants were exchanged for 500,000 shares of series B convertible preferred stock.

On September 12, 2008, the exercise price of the series B warrants was reduced from $1.35 per share to $0.75 per share. At the same time the number of shares that can be purchased with these warrants was increased from 2,777,778 to 6,250,000. These modifications resulted in an increase in the amount of additional paid-in capital allocated to warrants.

On September 12, 2008, the exercise price under the series C warrants was increased from $0.90 to $4.00; the class of stock receivable upon exercise of the series C warrants was changed from common to series B convertible preferred stock; the number of series C warrants outstanding was deceased from 2,777,778 to 625,000. These modifications resulted in an increase in the amount of additional paid-in capital allocated to warrants. In addition, and the holders exercised 312,500 series C warrants, receiving 312,500 shares of series B convertible preferred stock in exchange for $1,250,000.

In connection with the Vision Transactions, the Company is in technical default of the registration requirements and has recorded $100,000 for costs associated with this default in accordance with EITF 00-19-2, “Accounting for Registration Payment Agreements”.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2008

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
September 30, 2008

NOTE 6 - CAPITAL LEASE OBLIGATIONS (continued)

The lease dated June 20, 2007 is for software and licenses for the Company. The term of the lease is twenty-four months with monthly payments of $6,055, which is equal to the cost to amortize $119,253 over a 2-year period at an interest rate of 19.7% per annum.

NOTE 7 – LEASE COMMITMENTS

The Company leases its Farmingdale, NY (from a related party) and New York, NY premises pursuant to individual sublease agreements accounted for as operating leases. The lease on the Farmingdale, NY premises expires on May 31, 2016, and the lease on the New York, NY premises lease expires on November 30, 2011. Both premises are under a non-cancelable operating lease.

The Deerfield Beach, FL location was vacated on June 30, 2008, and a lease termination agreement was executed with the landlord. The lease termination agreement calls for a fee of $60,000 with a $20,000 payment due on July 1, 2008, and the remaining amount to be paid ratably over a twelve month period. The Burlington, NJ, location was vacated in August 2008.

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

At September 30, 2008, the Company has 6,072,250 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.50 to $1.33 per share under the 2006 Plan. These options carry a ten year term and vest ratably over five years. The options vested during the first twelve months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value,

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2008

NOTE 8 – STOCK OPTIONS (continued)

carry a five year life and vest ratably over one year. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $1,029,026.

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

At September 30, 2008, the Company has 6,050,000 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.52 to $0.60 per share under the 2007 Plan. These options carry a ten year term and vest ratably over various terms. The options vested during the first twelve months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over various terms. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $635,991 based on expected volatility of 20%, expected term between five and ten years and risk-free interest between 2.96% and 3.74%.

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
September 30, 2008

NOTE 9 – PREFERRED STOCK (continued)

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

On September 12, 2008, 8,333,333 series A warrants to purchase common stock were exchanged for 500,000 shares for series B convertible preferred stock.

On September 12, 2008, 312,500 series C warrants were exercised, resulting in the issuance of 312,500 shares of series B convertible preferred stock in exchange for cash payment of $1,250,000.

As of September 30, 2008, there were $320,548 in accrued unpaid dividends on the series A convertible preferred stock.

NOTE 10 – PURCHASE OF SOFTWARE FOR NOTE PAYABLE AND WARRANTS

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

Results of Operations for the three months ended September 30, 2008 and 2007

Revenues for the three months ended September 30, 2008 increased $2,528,371 or 77% to $5,825,309, compared with revenues of $3,296,938 for the three months ended September 30, 2007. The increase in revenues was predominantly due to increased sales to new and existing customers.

Cost of goods sold for the three months ended September 30, 2008 increased $1,045,492 or 36% to $3,965,952, compared to $2,920,460 for the three months ended September 30, 2007. The increase is related to: (i) the increase in sales and (ii) the increase in costs associated with Nectar.

Gross margin for the three months ended September 30, 2008 increased $1,482,879 or 394% to $1,859,357, compared to $376,478 for the three months ended September 30, 2007. The increase is related to the increase in sales and more efficient project management offset by cost of sales incurred by Nectar.

Selling expenses decreased by $525,297 or 60% to $348,972 for the three months ended September 30, 2008, compared to $874,269 for the three months ended September 30, 2007. The decrease was predominantly due to: (i) a decrease in marketing efforts and (ii) a decrease in sales expenses for Nectar.

Research and development expenses increased by $6,645 or 3% to $239,581 for the three months ended September 30, 2008, compared to $232,936 for the three months ended September 30, 2007. All research and development expenses were incurred by Nectar. The Company believes that research and development costs will begin to decrease as the Nectar platform and product offerings are sold into the market.

The goodwill, which is associated with the acquisition of AGN, was deemed impaired at the time of the acquisition. This goodwill impairment was adjusted during the three months ended September 30, 2007 due to an addendum to the purchase contract which forgave any and all intercompany loans with the prior shareholders or affiliated entities. This forgiveness of debt resulted in a reduction to the goodwill of $1,619,480.

During the three months ended September 30, 2007, the Company retained the services of a consultant to assist the Company in obtaining financing and/or acquisition targets. As compensation for these services the consultant was issued common stock valued at $715,000.

General and administrative expenses increased by $1,353,318 or 61% to $3,564,999 for the three months ended September 30, 2008, compared to $2,211,681 for the three months ended September 30, 2007. In July 2008 the Company incurred a charge of $795,091 due to the early extinguishment of a convertible promissory note with face value of $1,000,000 when it issued a new convertible promissory note with face value of $1,000,000 and 1,065,790 shares of common stock.

In the three months ended September 30, 2007, the Company recorded a discount on a convertible note which totaled $2,973,220.

Interest expense (net) totaled $290,636 for the three months ended September 30, 2008 compared to $69,439 for the comparable period in 2007. The increase is primarily attributable to interest expense associated with the issuance of additional convertible promissory notes.

The Company experienced a net loss of $2,712,221 for the three months ended September 30, 2008 compared to a net loss of $6,274,288 for the comparable period in 2007. Currently Nectar incurs significant operational and development expenses that management believes will continue for the foreseeable future. Nectar generated a net loss of $771,874 for the three months ended September 30, 2008. The Company expects Nectar’s loss to continue until new sales outpace the current level of costs.

Results of Operations for the nine months ended September 30, 2008 and 2007

Revenues for the nine months ended September 30, 2008 increased $5,899,933 or 62% to $15,436,935, compared with revenues of $9,537,002 for the nine months ended September 30, 2007. The increase in revenues was predominantly due to increased sales to new and existing customers.

Cost of goods sold for the nine months ended September 30, 2008 increased $3,294,942 or 40% to $11,539,452, compared to $8,244,510 for the nine months ended September 30, 2007. The increase is related to the increase in sales and the increase in costs associated with Nectar which was not present for the entire comparable period in 2007.

Gross margin for the nine months ended September 30, 2008 increased $2,604,991 or 202% to $3,897,483, compared to $1,292,492 for the nine months ended September 30, 2007. The increase is related to the increase in sales and more efficient project management offset by cost of sales incurred by Nectar which were not present for the entire comparable period in 2007.

Selling expenses decreased by $777,468 or 36% to $1,406,077 for the nine months ended September 30, 2008, compared to $2,183,545 for the nine months ended September 30, 2007. The decrease was predominantly due to a decrease in marketing efforts and a decrease in sales force personnel.

Research and development expenses increased to $629,103 for the nine months ended September 30, 2008 compared to $410,027 for the nine months ended September 30, 2007. This increase is directly attributable to Nectar. The Company believes that research and development costs will begin to decrease as the Nectar platform and product offerings are sold into the market.

The goodwill, which is associated with the acquisition of AGN, was deemed impaired at the time of the acquisition. This goodwill impairment was adjusted during the three months ended March 31, 2008 due to a loan which was created due to a provision in the purchase contract offset by an addendum to the purchase contract which allowed for a receivable which entitled the Company to a refund of a deposit on a potential acquisition. These items resulted in additional goodwill impairment of $204,600 during the nine months ended September 30, 2008.

During the nine months ended September 30, 2007, the goodwill associated with the acquisition of AGN was deemed impaired at the time of the acquisition. This goodwill impairment was adjusted due to an addendum to the purchase contract which forgave any and all intercompany loans with the prior shareholders or affiliated entities. This forgiveness of debt resulted in a reduction to the goodwill impairment of $425,779, which left a total of $1,444,480.

During the nine months ended September 30, 2007, the Company retained the services of a consultant to assist the Company in obtaining financing and/or acquisition targets. As compensation for these services the consultant was issued common stock valued at $715,000.

General and administrative expenses increased by $3,907,030 or 91% to $8,186,773 for the nine months ended September 30, 2008, compared to $4,279,743 for the nine months ended September 30, 2007. The increase is primarily attributable to an increase in general and administrative salary expense, which increased due to an increase in the number of employees. In July 2008 the Company incurred a charge of $795,091 due to the early extinguishment of a convertible promissory note with face value of $1,000,000 when it issued a new convertible promissory note with face value of $1,000,000 and 1,065,790 shares of common stock. Stock option expense also increased.

In the nine months ended September 30, 2007, the Company recorded a discount on a convertible note which totaled $2,973,220.

Interest expense (net) totaled $633,677 for the nine months ended September 30, 2008 compared to $138,042 for the comparable period in 2007. The increase is primarily attributable to interest expense associated with the issuance of additional convertible promissory notes.

A provision for income taxes of $22,011 was recorded for the nine months ended September 30, 2008 compared to a benefit of $306,783 for the nine months ended September 30, 2007. This benefit is primarily due to a reversal of a deferred tax liability generated by a change in reporting net income for tax purposes from the cash basis to the accrual basis.

The Company experienced a net loss of $7,840,296 for the nine months ended September 30, 2008 compared to net loss of $10,669,782 for the comparable period in 2007. Currently Nectar does not generate sufficient revenues to offset its operational and development expenses. During the nine months ended September 30, 2008, Nectar generated a net loss of $2,475,943. The Company expects these losses to continue until revenue from new sales exceeds the current level of costs.

Liquidity and Capital Resources

As of September 30, 2008, the Company had total current assets of $3,867,052, and total current liabilities of $5,674,500, resulting in a current working capital deficit of $1,807,448. Also, at September 30, 2008 the Company had $410,677 in cash. Management does not believe that these amounts will be sufficient for the upcoming year, nor does it believe that the current business will be able to sustain the anticipated growth of the operations. Management will attempt to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes. On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in eighteen months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of September 30, 2007, the Company has sold $2,225,000 in Notes. Of this amount $100,000 has been converted into common stock; $575,000 has been repaid and the notes cancelled; and $1,000,000 bearing annual interest of 14% was exchanged for a new convertible note of $1,000,000 bearing annual interest of 14% and 1,065,790 shares of the Company’s common stock as further described below. There can be no assurance that any more Notes will be sold under the previously described private placement of the Company’s securities.

On July 28, 2008 the holder of $1,000,000 of convertible promissory notes comprised of a $500,000 note with maturity date in October 2008 and another $500,000 note with a maturity date in December 2008 exchanged these notes for new convertible promissory notes with face value $1,000,000 maturing in December 2009 and 1,065,790 shares of the Company’s common stock. The new notes bear interest at an annual rate of 14% and are convertible into shares of common stock at a conversion price of $0.67 per share. The new notes were valued at $1,119,110 and the value of the notes and the common stock issued exceeded the carry value of the old notes by $795,091, which was recorded as an early extinguishment of debt.

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

On August 15, 2008 the expiration date of the series C warrants to purchase 2,777,778 shares of common stock at $0.90 per share issued in August 2007 was extended from August 16, 2008 to October 16, 2008.

On September 12, 2008 the exercise price of the series A warrants to purchase 8,333,333 shares of common stock was reduced from $0.90 per share to $0.72 per share. At the same time all these warrants were exchanged for 500,000 shares of series B convertible preferred stock.

On September 12, 2008, the exercise price of the series B warrants was reduced from $1.35 per share to $0.75 per share. At the same time the number of shares that can be purchased with these warrants was increased from 2,777,778 to 6,250,000.

On September 12, 2008, the exercise price under the series C warrants was increased from $0.90 to $4.00; the class of stock receivable upon exercise of the series C warrants was changed from common to series B convertible preferred stock; the number of series C warrants outstanding was deceased from 2,777,778 to 625,000. In addition, and the holders exercised 312,500 series C warrants, receiving 312,500 shares of series B convertible preferred stock in exchange for $1,250,000.

Cash flows used in operations totaled $2,969,065 for the nine months ended September 30, 2008, compared to $7,783,859 for the nine months ended September 30, 2007. The decrease in cash flow used in operations is predominantly due to a decrease in net loss and to the effect of an increase in accounts payable and accrued expenses offset by decrease in amortization of discount on notes payable.

Cash flows used by investing activities was $216,713 for the nine months ended September 30, 2008 compared to cash flows provided by investing activities of $1,486,506 for the nine months ended September 30, 2007. The decrease in cash flows from investing activities is due the acquisition of Nectar.

Cash flows provided financing activities decreased to $3,293,566 for the nine months ended September 30, 2008 compared cash flows provided by financing activities of $6,299,357 for the nine months ended September 30, 2007. The decrease was predominantly due to a decrease in proceeds from the issuance of preferred stock offset by an increase in proceeds from the exercise of warrants to purchase common stock.

The Company has one letter of credit outstanding with the same lender for a total of $14,394; both letters of credit expire during 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 and Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Anthony M. Servidio and Chief Financial Officer, Mr. Anthony Fernandez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

Juma Technology Corp. (Registrant)

Date: November 13, 2008	/s/ Anthony M. Servidio

Anthony M. Servidio Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 13, 2008	/s/ Anthony Fernandez

Anthony Fernandez Chief Financial Officer (Principal Financial and Accounting Officer)