Form 10-K
period 2008-12-31
Juma Technology Corp.
filed 2009-03-30
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number 000-105778

Juma Technology Corp.
(Name of registrant as specified in its charter)

Delaware	68-0605151

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

154 Toledo Street Farmingdale, NY	11735

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 300-1000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2008, the last day of the registrant’s most recently completed second fiscal quarter, was $6,808,055.

As of March 20, 2009, 46,343,945 shares of the registrant’s common stock were issued and outstanding.

TABLE OF CONTENTS

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

Reverse Merger

On November 14, 2006, XO consummated an agreement with Juma Technology, LLC, pursuant to which XO acquired 100% of Juma Technology, LLC’s member interests in exchange for 33,250,731 shares of our common stock (the “Reverse Merger”). The transaction was treated for accounting purposes as a recapitalization by Juma Technology, LLC as the accounting acquirer.

Prior to the Reverse Merger, there were 259,830,000 shares of our common stock outstanding. As part of the Reverse Merger, 33,250,731 shares of our common stock were issued to former members of Juma Technology, LLC and their affiliates; and XO’s former officer and director, Glen Landry returned 251,475,731 of his 256,500,000 shares of common stock back to treasury. After giving effect to this share cancellation and the cancellation of 90,000 shares of common stock owned by Mr. Landry’s wife, there were 8,274,269 shares of common stock outstanding at the time of the reverse merger. The 8,274,269 shares were comprised of approximately 3,250,000 shares owned by non-affiliates of XO, 5,024,269 shares owned by Mr. Landry, which shares were held pursuant to the terms of an escrow agreement between Mr. Landry and certain persons, and were subsequently transferred by Mr. Landry in private transactions to certain persons noted in the contribution agreement signed in connection with the reverse merger, and 10,000 shares issued to an employee for services. Following the transaction, there were 41,535,000 shares of common stock issued and outstanding.

On January 28, 2007, XO changed its name to Juma Technology Corp.

The Company has carried on Juma Technology, LLC’s business, as described below.

On March 6, 2007, the Company completed the acquisition of AGN Networks, Inc. (“AGN”) through the merger of AGN into a newly formed wholly owned subsidiary of the Company pursuant to an Agreement and Plan of Merger. The Company acquired AGN networks, Inc. as it is in the business of delivering telephone company service to operators of Voice over Internet Protocol Telephone systems. Its customers include mid range and enterprise sized corporate, institutional and government organizations. AGN’s services enhance functionality and increase fault-tolerance while providing for robust business continuity via disaster recovery mechanisms. Its flagship offering allows Internet Protocol (“IP”) PBX’s to be interconnected to the Public Switched Telephone Network in 30 minutes or less.

In February 2008, AGN Networks Inc. changed its name to Nectar Services Corp.

The Company’s principal executive offices are located at 154 Toledo Street, Farmingdale, NY 11735 and its telephone number is (631) 300-1000.

Overview

We are a highly specialized convergence systems integrator with a complete suite of services for the implementation and management of an entity’s data, voice and video requirements. Juma is focused on providing converged communications solutions for voice, data and video network implementations for various vertical markets with an emphasis in driving long-term professional services engagements, maintenance, monitoring and management contracts. Juma utilizes several different technologies in order to provide its expertise and solutions to clients across a broad spectrum of business-critical requirements, regardless of the objectives. Juma integrates high-speed network routers and high-capacity data switches from the industry’s leading manufacturers and deploys what it believes is best-of-breed communications solutions with a full range of managed services for its clients. Juma is a complete solution source, enhancing the abilities of an organization’s technical staff and increasing the reliability and functionality of clients’ Information Technology (“IT”) environments.

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

The foundation for Juma’s  Unified Communications solutions and offerings stem from these two core and distinct practices, Voice and Data. Unlike other communications systems integrators, Juma places special emphasis on cross training voice and data engineering staffs. Competing systems integrators lack either the breadth of data engineering knowledge or the depth in telephony and call center systems know-how. Juma’s fundamental approach ensures its ability to meet the challenges of the overall industry as it transforms itself with converged applications served by IP data networks.

Utilizing a consultative approach to sales in all of its practice areas, Juma creates opportunities by providing custom tailored solutions for its clients. This approach ensures maximum benefit to the client with minimal account turnover. Juma maintains certifications from several leading manufacturers including Avaya, Cisco, Juniper Networks, Extreme Networks, Brocade, Meru, Nortel, Microsoft and several others.

Juma chooses equipment and deployment methodologies from specific market-leading vendors who have common market goals and integrated product roadmaps. Juma is a Platinum Level Avaya Business Partner. Avaya is the former Enterprise Networks Group of Lucent Technologies. As one of the world’s largest suppliers of communications networks, Avaya is at the forefront of unified communications and customer relationship management systems.

A key focus for Juma is to develop its reoccurring revenue lines of business, through its wholly owned subsidiary, Nectar Services Corp. The key lines of business that generate long-term contracts with reoccurring revenue are:

•	Hosted Telephony Services (“HTS”)

•	Converged Management Platform (“CMP”)

•	Enterprise Session Management (ESM)

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

Hosted Telephony Service - Overview

The Hosted Telephony Service allows a small to medium size business to gain the features and functionality of Fortune 500 firms without the increased cost of purchasing a corporate Private Branch Exchange (“PBX”) and without equipment overhead and maintenance problems.

Overall Objectives

•	Deliver feature functionality of Avaya Enterprise Communication Manager to organizations of all sizes at a fixed monthly cost

•	Service includes carrier services, maintenance of core Data Center equipment, management, moves and changes, and 24x7 monitoring

•	Unified Messaging links Voice, and Fax messages which can be delivered into a client’s email service enabling one view while maintaining control as to where each is actually stored

•
Offer flexible hosted service which allows customer to mix and match local dial tone, hosted dial tone, hosted PBX, and on-premise survivable PBX into a custom service that matches the customer’s business and technology requirements while minimizing risk.

Key Messaging

•	No purchase of corporate PBX system licenses

•	Cost savings on carrier services with bundled services

•
Industry’s first high availability hosted telephony platform with carrier and Customer Premise Equipment based fault tolerance options with zero or limited feature loss when running in Customer Premise Equipment survivable mode

•	One bill for all voice communication needs

•	All Enterprise Avaya telephony advanced features for any size company

Key Differentiators

•	Based on an Enterprise Telephony platform, not Small Business focused IP Soft-switch for Centrex replacement.

•	Survivability - reliable service 24/7

•	Call Center Features and functionality

•	Extension to Cellular Technology (leveraging Avaya technology)

•	Allows customers to use existing carrier dialtone

•	The Hosted Telephony Service is directly connected (meaning Nectar’s switching equipment in Nectar’s data centers) to the Public Switched Telephone Network.

•	Hosted Telephony Services can use traditional digital or new IP handsets at the client premises

Converged Management Platform - Overview

The Converged Management Platform is an intelligent distributed software platform that converges monitoring of voice and data equipment which also enables remote management of the different layers of a client’s network and systems infrastructure to provide a unified view the health and status of an entire network.  Technology elements are mapped to real business processes and user groups, determined by the customer, providing immediate recognition of affected processes.  The Platform allows assessments of the overall systems health and the operation and availability of each component contributing to the business services (i.e. voicemail phone registration, call accounting, call center applications, etc.).  The software platform is provided as a service to Service Bureau Operators in enabling them to monitor and manage their end-clients’ facilities.

Highlights

•	24/7 Remote monitoring and alarming

•	Business process correlation and dashboard system

•	Fault Isolation and analysis services

•	Enabling remote programming services

•	Enabling release upgrade management

•	Application topology and event management

•	OSS integration

Benefits

•	Manage applications that span across technology silos such as PBX’s, switches and servers

•	Map voice and data assessments to business processes

•	Eliminate capital expenditures usually required by the purchase of a traditional network management software and infrastructure to operate the software

•	Enables the reduction of mean time to repair factors in servicing a client

Enterprise Session Management – Overview

Businesses easily recognize the advantages and cost savings associated with unified communications, but implementing a unified communications system can be a challenge. Often times, companies maintain disparate telephony systems, which are difficult to manage and fail to take advantage of the full benefits associated offered by unified communications. Enterprise Session Management is a managed services software solution that enables customers to preserve their investment in existing telecommunications systems while transitioning to VoIP. The solution can deliver significant cost savings, inherent business continuity, intelligent call-routing and the centralization of both applications and management. With Enterprise Session Management, companies can accelerate their transition to VoIP without discarding their telephony infrastructure investments.  Enterprise Session management essentially transforms hundreds or even thousands of disparate PBX systems into a unified, enterprise-wide telephony platform that now takes advantage of intelligent call routing, dynamic business continuity and significant cost savings on carrier services by leveraging existing corporate wide area networks. These services are managed using a simple and intuitive application that can be easily administered by existing staff.

The Enterprise Session Management platform enables carrier class routing and session management functionality that is completely vendor and carrier agnostic made specifically for enterprise or business customers.  Using simple and intuitive web-based tools, companies can seamlessly manage their telephony architecture.  Current PBX’s and IP PBX’s require the configuration of static trunks between systems that which to communicate with each other.  This practice creates design and management complexity that grows exponentially with the number of systems.  Enterprise Session Management requires a single signaling trunk and PBX’s are automatically peered assuring numerous benefits.

Benefits

•	Potential for significant inbound and outbound toll savings leveraging SIP carrier services

•	Scalable

•	Enables an enterprise to leverage wide area data networks to achieve toll bypass

•	Disaster recovery (re-routing calls paths enterprise-wide)

•	Centralized visibility of call traffic

•	Dynamic capacity management

•	Enables an enterprise to diversify their carriers

•	Standards based solution points and delivery method ensure continued future use

•	Simplified administration

•	Supports hybrid telephony environment

•	Centralized signaling

•	Enables Unified Network based dial plan

•	Robust VoIP security features

Competitive Business Conditions

Management is aware of similar products and services that compete directly with our products and services and some of the companies developing these similar products and services are larger, better-financed companies that may develop products superior to ours. Some of our current and prospective competitors are Carousel Industries of North America, Inc., Cross Telecom Corporation, and North American Communications Resources, Inc, Verizon and AT&T. These companies are larger and have greater financial resources, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with our competitors. As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

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

Sources and Availability of Raw Materials

We rely on third-party suppliers, in particular Avaya and Genband, for most of the  hardware and software necessary for our services.   In addition, for clients that leverage our platform to connect to the Public Switched Telephone Network, wholesale carrier services suppliers are used, particularly Global Crossing and Level-3.  Although we believe we can secure other suppliers, we expect that the deterioration or cessation of any relationship would have a material adverse effect, at least temporarily, until new relationships are satisfactorily in place.

We also run the risk of supplier price increases and component shortages or service limitations. Competition for materials in short supply can be intense, and we may not be able to compete effectively against other purchasers who have higher volume requirements or more established relationships with respect to hardware and increased competition may drive down carrier-services rates industry-wide limiting the value of providing carrier services options to clients through the platform. Even if suppliers have adequate supplies of components or service options, they may be unreliable in meeting delivery schedules, experience their own financial difficulties, provide components of inadequate quality/service or provide them at prices which reduce our profit. Any problems with our third-party suppliers can be expected to have a material adverse effect on our financial condition, business, results of operations and continued growth prospects.

Dependence on Major Customers

Approximately ten (10%) of our business is currently derived from our authorization to provide goods and services to New York State government agencies, local government agencies, municipalities, and educational institutions, pursuant to numerous New York State contracts. Were we to no longer be authorized to provide such goods and services to these entities our business would be adversely affected, as we would have to bid for the work as opposed to selling directly without bid. This would make the acquisition of such work much more difficult and costly.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

As of December 31, 2008, we did not own, legally or beneficially, any patents. We are, however, in the process or preparing several applications for patents.  We do legally own several trademarks.

Research and Development

We incurred research and development expenditures of $777,480 and $642,398 for the years ended December 31, 2008 and 2007, respectively.  These expenses were related to the development of the Nectar Services Corp. carrier services platforms (i.e. managed, carrier, and hosted telephony services). The Company believes that research and development costs will begin to decrease as the Nectar platform and product offerings are sold into the market.

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

Employees

As of January 6, 2009, Juma had 55 employees, two of these employees are part-time, and all other employees are full-time. Juma also engages the services of a number of individual and corporate consultants. We believe our relations with our employees are good. None of our employees are represented by members of any labor union, and we are not a party to any collective bargaining agreement.

The Company leases all of its employees from an unrelated party. In addition to reimbursing the third party for the salaries of the leased employees, the Company is charged a service fee by the third party, which is designed to cover the related employment taxes and benefits.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Annual Report on Form 10-K, before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described below are not the only ones we will face. If any of these risks actually occurs, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Business

We may fail to continue as a going concern, in which event you may lose your entire investment in our shares.

Our audited financial statements have been prepared on the assumption that we will continue as a going concern. As indicated by our independent registered public accountants in their report relative to the Company’s financial statements as of December 31, 2008 and as discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses. The realization of a major portion of its assets is dependent upon its ability to meet its future financing needs and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

If we fail to continue in business, you will lose your investment in the Company shares that you have acquired .

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

Management is aware of similar products and services that compete directly with our products and services and some of the companies developing these similar products and services are larger, better-financed companies that may develop products superior to ours. Many of our current and prospective competitors are larger and have greater financial resources, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with our competitors. As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

•	substantially greater financial, technical and marketing resources;

•	larger customer base;

•	better name recognition; and

•	potentially more expansive product offerings.

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

If we are unable to maintain our key personnel and attract new employees with high levels of expertise in those areas in which we propose to engage, without unreasonably increasing our labor costs, the execution of our business strategy may be hindered and our growth limited. We believe that our success is largely dependent on the continued employment of our senior management and the hiring of strategic key personnel at reasonable costs. We have entered into written employment agreements with Anthony M. Servidio, Joseph Fuccillo, Anthony Fernandez, David Giangano, Joseph Cassano and Frances Vinci. Each of these agreements provides for a three-year term; however, the applicable executive may terminate such agreement on notice. We do not have “key-person” insurance on the lives of any of our key officers or management personnel to mitigate the impact to our company that the loss of any of them would cause. Specifically, the loss of any of our executive officers would disrupt our operations and divert the time and attention of our remaining officers. If any of our current senior managers were unable or unwilling to continue in his or her present position, or if we were unable to attract a sufficient number of qualified employees at reasonable rates, our business, results of operations and financial condition will be materially adversely affected.

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

In order to attract and retain customers and to promote and maintain brands in response to competitive pressures, we may also have to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among our customers. If we incur significant expenses in an attempt to improve our services or to promote and maintain our brands, our profit margins could significantly decline. Moreover, any brand identities we establish may be diluted as a result of any inability to protect our trademarks and service marks or domain names, which could have a material adverse effect on our business, prospects, financial condition and results of operations. Similarly, should the Avaya brand cease to exist, that event would likewise have a materially adverse impact on our business, prospects, financial condition and results of operations.

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

Our results of operations may fluctuate significantly due to a variety of factors, many of which are outside of our control and difficult to predict. The following are some of the factors that may affect us from period to period and may affect our long-term financial performance:

•	our ability to retain and increase revenues associated with customers and satisfy customers’ demands;

•	our ability to be profitable in the future;

•	our investments in longer-term growth opportunities;

•	changes to service offerings and pricing by us or our competitors;

•	changes in the terms, including pricing, of our agreements with our equipment manufacturers;

•	the effects of commercial agreements and strategic alliances and our ability to successfully integrate them into our business;

•	technical difficulties, system downtime or interruptions;

•	the effects of litigation and the timing of resolutions of disputes;

•	the amount and timing of operating costs and capital expenditures;

•	changes in governmental regulation and taxation policies; and

•	changes in, or the effect of, accounting rules, on our operating results, including new rules regarding stock-based compensation.

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

In addition, if we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers, strategic alliances and market share. Sudden changes in user and customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The emerging nature of products and services in the technology and communications industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services. Our success will depend, in part, on our ability to:

•	enhance our existing products and services;

•	design, develop, launch and/or license new products, services and technologies that address the increasingly sophisticated and varied needs of our current and prospective customers; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

Our network infrastructure and the networks of our third-party providers are vulnerable to damaging software programs, such as computer viruses and worms. Certain of these programs have disabled the ability of computers to access the Internet, requiring users to obtain technical support. Other programs have had the potential to damage or delete computer programs. The development and widespread dissemination of harmful programs has the potential to seriously disrupt Internet usage. If Internet usage is significantly disrupted for an extended period of time, or if the prevalence of these programs results in decreased Internet usage, our business could be materially and adversely impacted.

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

Approximately ten (10%) of our business is currently derived from our authorization to provide goods and services to New York State government agencies, local government agencies, municipalities, and educational institutions, pursuant to numerous New York State contracts. Were we to no longer be authorized to provide such goods and services to these entities our business would be adversely affected, as we would have to bid for the work as opposed to selling directly without bid. This would make the acquisition of such work much more difficult and costly.

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in connection with certain financings, which financings are described in the Management’s  Discussion of Financial Condition and Results of Operations below, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Because our directors, executive officers and entities affiliated with them beneficially own a substantial number of shares of our common stock, they have significant control over certain major decisions on which a stockholder vote is required and they may discourage an acquisition of us.

Our executive officers, directors and affiliated persons currently beneficially own, in the aggregate, a majority of our outstanding common stock. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The interests of our current officers and directors may differ from the interests of other stockholders. As a result, these current officers, directors and affiliated persons will have significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

If the registration statement with respect to our common stock issuable upon the exercise of certain warrants is not filed and declared effective in a timely manner, we will be liable to pay penalties to the selling security holders.

In connection with the Company’s August 2007 private placement of a $5,000,000 convertible note and warrants, the Company and the purchaser entered into a registration rights agreement. Under this agreement, the Company is required to file a registration statement with the Securities and Exchange Commission, registering and maintaining the registration of the 26,666,668 shares (which number was subsequently reduced to 6,370,452 shares) of common stock underlying the previously described securities. The Company is also obligated to use its best efforts to cause the registration statement to be declared effective within certain time limits. Ordinarily, the registration statement must be declared effective within 140 days following the filing date of the registration statement (or in the event the registration statement receives a “full review” by the Commission, the 160th day following the filing date). If the registration statement is not declared effective by the effective date or if certain other specified events occur, the Company is required to pay as partial liquidated damages to the holders of the securities, in registered shares of common stock or in cash, at the Company’s option, a sum equal to two percent of the holders’ initial investment in the note per month, but in no event shall the liquidated damages exceed eighteen percent of the holders’ initial investment.

 The Company and the holders of the common stock underlying the warrants subject to registration have  entered into an agreement extending the filing date with respect to this registration statement to April 30, 2009 and the effective date under the registration rights agreement to June 30, 2009. If the registration statement is not filed and/or declared effective within the prescribed times, the Company could be subject to the imposition of liquidated damages, which could have a material adverse effect on the Company’s business.

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

As a public company, absent an available exemption, we will be required to comply with Section 404 of the Sarbanes-Oxley Act by no later than December 31, 2009. However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity that remain un-resolved. As a public company, we will be required to report, among other things, control deficiencies that constitute a “material weakness.” A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.

Item 2. Properties.

The Company leases various facilities including, the Company’s Long Island headquarters and New York City office, pursuant to leasing and sublease agreements accounted for as operating leases.

The Long Island headquarters are leased from Toledo Realty LLC, whose members are made up of certain officers and employees of the Company, and thus is a related party. The Long Island headquarters are under a ten-year non-cancelable lease which expires on May 31, 2016. The Long Island headquarters consist of approximately 7,000 square feet. Among other provisions, the lease provides for monthly rental payments of $10,500 per month and includes provisions for scheduled increases to the monthly rental. In addition, the Company is required to reimburse Toledo for the real estate taxes on the building. The lease agreement also provides for two five-year lease extensions. Pursuant to the lease, the Company was required to provide a security deposit totaling $21,000. The Company has provided this deposit to Toledo.

The New York City premise is under a five-year lease which expires on November 30, 2011. The space consists of approximately 2,081 square feet with a gross annual rent of approximately $88,950.

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

Our address for service of process in New York is 154 Toledo Street, Farmingdale, New York 11735.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Fiscal Quarter End	Low Bid	High Bid
June 30, 2007	$1.20	$1.60
September 30, 2007	$1.26	$1.42
December 31, 2007	$0.88	$1.37
March 31, 2008	$0.77	$0.98
June 30, 2008	$0.32	$0.88
September 30, 2008	$0.26	$0.56
December 31, 2008	$0.13	$0.36

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

It is anticipated that the market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On March 23, 2009, the closing bid price of our common stock as reported by the OTC Bulletin Board was $.20 per share.

Holders of Our Common Stock

As of March 20, 2009, we had approximately 45 stockholders of record.

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

We have not paid any dividends on our common stock. Subject to the following paragraph, we currently intend to retain any earnings for use in our business, and therefore do not anticipate paying cash dividends in the foreseeable future.

The holders of Series A Convertible Preferred Stock are entitled to receive, out of any assets at the time legally available therefor and as declared by the board of directors, dividends at the rate of 6% of the stated Liquidation Preference Amount ($0.60 per share, plus accrued but unpaid dividends) payable quarterly commencing on the date that is 150 days after the issuance date (or, if earlier, the date of effectiveness of a registration statement) and on the last business day of each subsequent calendar quarter period. Each dividend payment may, at the Company’s option, be paid in cash or registered shares of common stock. Under its agreement with the holders of the Series A Convertible Preferred Stock, the Company may not pay any dividends unless at the time of such dividend the Company shall have paid all accrued and unpaid dividends on the outstanding shares of Series A Preferred Stock.

The holders of Series B Convertible Preferred Stock are not entitled to receive any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2008.

	A	B	C
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	12,447,500	$0.72	3,750
Equity compensation plans not approved by security holders	–	–	–
Total	12,447,500	$0.72	3,750

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations for the Years Ended December 31, 2008 and 2007

Revenues for the year ended December 31, 2008 increased $8,783,689 or 70% to $21,370,692 compared with revenues of $12,587,003 for the year ended December 31, 2007. The increase in revenues was predominantly due to increased sales to new and existing customers.

Cost of goods sold for the year ended December 31, 2008 increased $6,448,364 or 58% to $17,519,296 compared to $11,070,932 for the year ended December 31, 2007. The increase is related to the increase in sales and the increase in costs associated with Nectar which was not present for the entire comparable period in 2007.

Gross margin for the year ended December 31, 2008 increased $2,335,325 or 154% to $3,851,396 compared to $1,516,071 for the year ended December 31, 2007. The increase is related to the increase in sales and more efficient project management offset by cost of sales incurred by Nectar which were not present for the entire comparable period in 2007.

Selling expenses decreased by $1,127,200 or 38% to $1,847,217 for the year ended December 31, 2008, compared to $2,974,417 for the year ended December 31, 2007. The decrease was predominantly due to a decrease in marketing efforts and a decrease in sales force personnel.

Research and development expenses increased to $777,480 for the year ended December 31, 2008 compared to $642,398 for the year ended December 31, 2007. This increase is directly attributable to Nectar. The Company believes that research and development costs will begin to decrease as the Nectar platform and product offerings are sold into the market.

The goodwill, which is associated with the acquisition of Nectar Services, Corp., was deemed impaired at the time of the acquisition. This goodwill impairment was adjusted during the three months ended March 31, 2008 due to a loan which was created under a provision in the purchase contract offset by an addendum to the purchase contract which allowed for a receivable which entitled the Company to a refund of a deposit on a potential acquisition. These items resulted in additional goodwill impairment of $204,600 during the year ended December 31, 2008.

During the year ended December 31, 2007, the goodwill associated with the acquisition of Nectar Services, Corp. was deemed impaired at the time of the acquisition. This goodwill impairment was adjusted due to an addendum to the purchase contract which forgave any and all intercompany loans with the prior shareholders or affiliated entities. This forgiveness of debt resulted in a reduction to the goodwill impairment of $425,779, which left a total of $1,569,480.

During the year ended December 31, 2007, the Company retained the services of a consultant to assist it in obtaining financing and/or acquisition targets. As compensation for these services the consultant was issued common stock valued at $890,000.

General and administrative expenses increased by $2,055,876 or 32% to $8,514,228 for the year ended December 31, 2008, compared to $6,458,352 for the year ended December 31, 2007. The increase is primarily attributable to an increase in general and administrative salary expense, which increased due to an increase in the number of employees. In July 2008 the Company incurred a charge of $767,384 due to the early extinguishment of a convertible promissory note with face value of $1,000,000 when it issued a new convertible promissory note with face value of $1,000,000 and 1,065,790 shares of common stock. Stock option expenses also increased.

In the year ended December 31, 2007, the Company recorded a discount on a convertible note which totaled $2,973,220.

Interest expense (net) totaled $832,157 for the year ended December 31, 2008 compared to $223,012 for the year ended December 31, 2007. The increase is primarily attributable to interest expense associated with the issuance of additional convertible promissory notes.

The Company experienced a net loss of $ $9,031,143 for the year ended December 31, 2008 compared to a net loss of $15,861,359 for the year ended December 31, 2007. Currently Nectar incurs significant operational and development expenses that management believes will continue for the foreseeable future. Nectar generated a net loss of $3,065,173 for the year ended December 31, 2008. The Company expects Nectar’s loss to continue until new sales outpace the current level of costs.

Liquidity and Capital Resources

As of December 31, 2008, the Company had total current assets of $3,625,543, and total current liabilities of $6,447,596, resulting in a current working capital deficit of $2,822,053. Also, at December 31, 2008 the Company had $ $364,046 in cash. Management does not believe that these amounts will be sufficient for the upcoming year, nor does it believe that the current business will be able to sustain the anticipated growth of the operations. Management will attempt to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes. As reflected in the accompanying financial statements, the Company’s net loss for the year ended December 31, 2008 was $9,031,143 and raise substantial doubt about the Company’s ability to continue as a going concern.

On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in eighteen months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of September 30, 2007, the Company had sold $2,225,000 in Notes. Of this amount $100,000 has been converted into common stock; $725,000 has been repaid and the notes cancelled; and $1,000,000 bearing annual interest of 14% was exchanged for a new convertible note of $1,000,000 bearing annual interest of 14% and 1,065,790 shares of the Company’s common stock as further described below.

On July 28, 2008 the holder of $1,000,000 of convertible promissory notes comprised of a $500,000 note with maturity date in October 2008 and another $500,000 note with a maturity date in December 2008 exchanged these notes for new convertible promissory notes with face value $1,000,000 maturing in December 2009 and 1,065,790 shares of the Company’s common stock. The new notes bear interest at an annual rate of 14% and are convertible into shares of common stock at a conversion price of $0.67 per share. The new notes were valued at $1,104,185 and the value of the notes and the common stock issued exceeded the carrying value of the old notes by $767,384, which was recorded as an early extinguishment of debt.

On August 16, 2007, the Company signed a $5,000,000, 6% convertible promissory note with Vision Opportunity Master Fund, Ltd. Interest on the note is due quarterly and matures within nine months. The note also carries a Mandatory Conversion Option which calls for conversion of the note into Convertible Preferred Stock once the Company is approved to issue preferred stock. The conversion price for this mandatory conversion is $0.60 per share. The Series A Convertible Preferred stock is convertible into Common Stock of the Company at a 2.4:1 ratio and carries a 6% dividend. The note also carries an optional conversion, at the right of the holder, into Common Stock at $0.60 per share. The note also calls for the issuance of Series A, Series B, and Series C warrants and a potential future investment at the option of the holder. During September 2007, Vision converted the promissory note into 8,333,333 shares of Series A Convertible Preferred Stock.

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

On September 12, 2008, the exercise price under the series C warrants was increased from $0.90 to $4.00; the class of stock receivable upon exercise of the series C warrants was changed from common to series B convertible preferred stock; the number of series C warrants outstanding was deceased from 2,777,778 to 625,000. In addition, the holders exercised 312,500 series C warrants, receiving 312,500 shares of series B convertible preferred stock in exchange for $1,250,000.

On October 15, 2008 the expiration date of the Series C Warrants issued to Vision Opportunity Master Fund on August 16, 2007 was changed from October 16, 2008 to November 16, 2008. On November 13, 2008 the exercise price per share of the Series C Warrants was changed from $4.00 to $3.512 and the number of shares of Series B Preferred Stock to be issued upon complete exercise was changed from 312,500 to 356,000. And on November 14, 2008 the outstanding part of the Series C Warrant was entirely exercised. The Company received $1,250,272 in cash and issued 356,000 shares of Series B Convertible Preferred Stock.

On November 13, 2008 the exercise price per share of the Series B Warrants was changed from $0.75 to $0.46. Also on November 13, 2008 the per share conversion price of the Series A Convertible Preferred Stock was changed from $0.60 to $0.25. And also on November 13, 2008, the per share conversion price of the Series B Convertible Preferred Stock was changed from $0.60 to $0.50.

Also, on November 13, 2008, the Company acknowledged that the price protection provision of the convertible notes held by Vision Opportunity Master Fund and Vision Capital Advisors had been triggered resulting in a change in the conversion price from $0.60 to $0.25.

On February 9, 2009 the Company issued to Vision Opportunity Master Fund a convertible promissory note with principal amount $1,500,000 and a warrant to purchase 3,000,000 shares of common stock in exchange for $1,500,000 in cash. The promissory note matures one year from the date of issuance, bears interest at an annual rate of 10% and is initially convertible into shares the Company’s common stock at a conversion price of $0.25. The warrants have an exercise price of $0.25. The conversion price of the promissory notes and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events. If the Company receives at least $2,000,000 in gross proceeds from the issuance of convertible preferred stock or fixed-price convertible notes by June 9, 2009 the promissory notes will be subject to mandatory conversion into the securities then issued.

Cash flows used in operations totaled $3,922,549 for the year ended December 31, 2008, compared to $9,568,618 for the year ended December 31, 2007. The decrease in cash flow used in operations is predominantly due to a decrease in net loss and to the effect of an increase in accounts payable and accrued expenses offset by decrease in amortization of discount on notes payable.

Cash flows used by investing activities was $309,085 for the year ended December 31, 2008 compared to cash flows provided by investing activities of $1,168,295  for the year ended September 30, 2007. The decrease in cash flows from investing activities is due the acquisition of Nectar.

Cash flows provided financing activities decreased to $4,292,791 for the year ended December 31, 2008 compared to cash flows provided by financing activities of $8,511,742 for the year ended December 31, 2007. The decrease was predominantly due to a decrease in proceeds from the issuance of preferred stock offset by an increase in proceeds from the exercise of warrants to purchase common stock.

The Company has one letter of credit outstanding for a total of $14,394.

The following summarizes the Company’s principal contractual obligations as of December 31, 2008:

	Total	2009	2010	2011	2012	2013	2014 and Thereafter
Long-term Debt (1)	$9,180,105	$2,630,105	$6,550,000	$-	$-	$-	$-
Capital Lease Obligations	459,533	245,291	187,705	26,537	-	-	-
Operating Lease Obligations (2)	1,463,239	278,020	251,130	243,797	148,625	153,084	388,583
Contractual Obligations(3)	1,074,677	822,667	252,010	-	-	-	-
Purchase Obligations	-	-	-	-	-	-	-
	$12,177,554	$3,976,083	$7,240,845	$270,334	$148,625	$153,084	$388,583

(1)	Includes contractual future principal and interest payments.
(2)	Includes minimum annual lease payments on the Company’s facilities and office equipment.
(3)	Includes minimum contractual amounts dues certain executive offices over the lives of their respective employment contracts.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

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

Advertising and Promotional Costs

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs totaled $245,355 and $335,630 for the years ended December 31, 2008 and 2007, respectively.

Rebates From Vendors

In November 2002, the FASB reached a consensus on EITF Issue No. 02-16,"Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF No. 02-16"). EITF No. 02-16 provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of sales. If the rebate is a payment for assets or services delivered by the customer to the vendor, the cash consideration should be characterized as revenue, and if the rebate is a reimbursement of costs incurred by the customer to sell the vendor's products, the cash consideration should be characterized as a reduction of that cost.
Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options utilizing the treasury stock method. The effect of the potentially dilutive shares for the years ended December 31, 2008 and 2007 have been ignored, as their effect would be antidilutive. Total potentially dilutive shares excluded from diluted weighted shares outstanding at December 31, 2008 and 2007 totaled 67,299,323 and 13,761,515, respectively.

Allowance for Bad Debts

The Company began recording an allowance for bad debts commencing in 2008. The balance in allowance for doubtful accounts at December 31, 2008 was $391,501, and bad debt expense for the year ended December 31, 2008 was $263,332.  The Company wrote-off $131,609 in accounts receivable for the year ended December 31, 2007.

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

Fair Value

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2008 and 2007 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative uses is capitalized. Research and development costs include direct costs and payments for leased employees and consultants. Research and development costs totaled $777,480 and $642,398 for the years ended December 31, 2008 and 2007, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes that concentration with regards to accounts receivable is limited due to its customer base. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution through December 31, 2009, at which time the coverage is scheduled to revert to the prior limit of $100,000. The Company had uninsured cash balances at December 31, 2008 of $30,407.

 Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations . SFAS 141R retains the fundamental requirements in previously issued Statement 141 that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at the fair values as of that date. This replaces Statement 141’s cost allocation process which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based upon their estimated fair values. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this standard for acquisitions consummated after the effective date.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 , or SFAS 160. SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company determined that the adoption of SFAS 160 will have no impact upon the Company’s consolidated financial statements.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company currently adheres to the hierarchy of GAAP as presented in SFAS 162, and adoption is not expected to have an impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements:

Audited Financial Statements:

F-2	Report of Independent Registered Public Accounting Firm

F-3	Consolidated Balance Sheets as of December 31, 2008 and 2007

F-4	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

F-5	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007

F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

F-7	Consolidated Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Juma Technology Corp.

 We have audited the accompanying balance sheet of Juma Technology Corp. as of December 31, 2008 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Juma Technology, Corp as of December 31, 2008, and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Seligson & Giannattasio, LLP
White Plains, New York
March 23, 2009

Juma Technology Corp. and Subsidiaries
Consolidated Balance Sheets
December 31

	2008	2007

ASSETS
Current assets:
Cash	$364,046	$302,889
Accounts receivable, (net of allowance of $391,501 and $0, respectively)	2,792,483	3,775,360
Inventory	254,531	184,357
Prepaid expenses	17,561	100,180
Other current assets	196,922	112,726
Total current assets	3,625,543	4,475,512

Fixed assets, (net of accumulated depreciation of $439,457 and $540,344, respectively)	1,512,535	1,686,189

Other assets	302,856	301,025
Total assets	$5,440,934	$6,462,726

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Notes payable	$297,242	$-
Convertible notes payable, (plus premium of $93,669 and net of discount of $219,444, respectively)	1,493,669	905,556
Current portion of capital leases payable	209,413	196,720
Accounts payable	2,809,419	2,564,353
Accrued expenses and taxes payable	615,939	552,006
Deferred revenue	1,021,914	654,032
Total current liabilities	6,447,596	4,872,667

Capital leases payable, net of current maturities	199,582	397,256
Notes payable	43,818	-
Convertible notes payable, (net of discount of $267,216 and $484,376, respectively)	5,732,784	3,615,624
Total liabilities	12,423,780	8,885,547

Commitments and contingencies

Stockholders' deficiency:
Series A Preferred stock, $0.0001 par value, 8,333,333 shares authorized, 8,333,333 shares issued and outstanding, respectively	833	833
Series B Preferred stock, $0.0001 par value, 1,666,667 shares authorized, 1,666,500 and 0 shares issued and outstanding, respectively	167	-
Common stock, $0.0001 par value, 900,000,000 shares authorized, 46,343,945 and 43,943,950 shares issued and outstanding, respectively	4,634	4,394
Additional paid in capital	21,225,245	12,392,675
Warrants	327,139	2,949,682
Retained deficit	(28,540,864)	(17,770,405)
Total stockholders' deficiency	(6,982,846)	(2,422,821)
Total liabilities and stockholders' deficiency	$5,440,934	$6,462,726

The accompanying notes are an integral part of these Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Consolidated Statements of Operations
Year Ended December 31,

	2008	2007

Net sales	$21,370,692	$12,587,003
Cost of goods sold	17,519,296	11,070,932
Gross margin	3,851,396	1,516,071

Operating expenses
Selling	1,847,217	2,974,417
Research and development	777,480	642,398
Goodwill impairment	204,600	1,569,480
Consulting	-	890,000
General and administrative	8,514,228	6,458,352
Total operating expenses	11,343,525	12,534,647

(Loss) from operations	(7,492,129)	(11,018,576)

Amortization of discount on notes	(684,846)	(4,840,114)
Interest (expense), net	(832,157)	(223,012)

(Loss) before income taxes	(9,009,132)	(16,081,702)
Provision/(Benefit) for income taxes	22,011	(220,343)

Net (loss)	$(9,031,143)	$(15,861,359)
Deemed preferred stock dividends	1,739,316	-
Net (loss) attributable to common shareholders	$(10,770,459)	$(15,861,359)

Basic and diluted net (loss) per share	$(0.24)	$(0.37)
Weighted average common shares outstanding	44,677,516	42,492,069

The accompanying notes are an integral part of these Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Consolidated Statements of Changes in the Stockholders’ Deficiency
Years ended December 31, 2008 and 2007

	Preferred Stock		Common Stock		Additional Paid-in		Subscription	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Receivable	Deficit	Equity
Balance - December 31, 2006	-	$-	41,535,000	$4,154	$3,487,983	$17,978	$(18,427)	$(1,909,046)	$1,582,642

Shares issued, Company was obligated to issue in 2006	-	-	100,000	10	(10)	-	-	-	-
Shares issued as interest	-	-	937,500	93	741,573	-	-	-	741,666
Subscription receivable	-	-	-	-	-		18,427	-	18,427
Stock issued for acquisition	-	-	320,000	32	118,368	-	-	-	118,400
Stock issued for services	-	-	525,000	52	889,948	-	-	-	890,000
Notes converted to stock	-	-	526,450	53	263,501	-	-	-	263,554
Debt converted to preferred stock	8,333,333	833	-	-	4,668,053	-	-	-	4,668,886
Warrants issued						2,931,704			2,931,704
Beneficial conversion feature issued	-	-	-	-	1,870,563	-	-	-	1,870,563
Stock option expense	-	-	-	-	352,696	-	-	-	352,696
Net loss	-	-	-	-	-	-	-	(15,861,359)	(15,861,359)

Balance - December 31, 2007	8,333,333	833	43,943,950	4,394	12,392,675	2,949,682	-	(17,770,405)	(2,422,821)

Stock options exercised			5,000	-	2,500				2,500
Beneficial conversion feature issued					46,774				46,774
Note payable conversion price adjustment					341,485				341,485
Warrants issued for software						6,177			6,177
Stock options expense					619,172				619,172
Warrants exchanged for Series B Preferred Stock	998,000	100			2,477,435	(2,477,535)			-
Deemed dividends on preferred stock					1,739,316			(1,739,316)	-
Warrants exercised	668,500	67			2,529,142	(28,937)			2,500,272
Common shares issued for interest payable			1,116,705	112	382,388				382,500
Common shares issued in convertible debt exchange			1,065,790	107	522,130				522,237
Common shares issued for services			212,500	21	49,980				50,001
Warrant terms modification					122,248	(122,248)			-
Net loss								(9,031,143)	(9,031,143)

Balance - December 31, 2008	9,999,833	$1,000	46,343,945	$4,634	$21,225,245	$327,139	$-	$(28,540,864)	$(6,982,846)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Consolidated Statements of Cash Flows
Year ended December 31,

	2008	2007
Operating Activities
Net loss	$(9,031,143)	$(15,861,359)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation expense and loss on disposal of assets	610,209	254,017
Deferred taxes	-	(306,783)
Stock option compensation expense	619,172	352,696
Common stock issued for services	50,000	890,000
Amortization of discount on notes payable	684,846	4,840,113
Bad debt expense	263,332	-
Amortization of loan costs	76,876	-
Impairment of goodwill derived from notes	204,600	-
Loss on early extinguishment of debt	767,384	-
Common stock issued for interest	359,500	-
Changes in operating assets and liabilities:	-	-
Accounts receivable	719,545	215,476
Inventory	(70,174)	448,581
Prepaid expenses	82,619	(24,649)
Other current assets	40,804	(261,959)
Security deposit	-	(92,218)
Accounts payable and accrued expenses	331,999	(300,261)
Deferred revenue	367,882	277,728
Net cash flows (used) by operating activities	(3,922,549)	(9,568,618)

Investing Activities
Acquisition of fixed assets	(230,378)	(520,807)
Other asssets	(78,707)	-
Note receivable	-	251,041
Acquisition of Nectar, net of cash	-	1,438,061
Net cash flows (used) provided by investing activities	(309,085)	1,168,295

Financing Activities
Issuance of credit line	-	(350,000)
Issuance of preferred stock	-	5,000,000
Costs on preferred stock	-	(331,114)
Proceeds from loan	-	215,000
Proceeds from issuance of convertible notes payable	2,900,000	5,325,000
Proceeds from stock option exercise	2,500	-
Proceeds from warrant exercise	2,500,272	-
Repayment of convertible promissory notes	(725,000)	-
Repayment of capital leases payable	(184,981)	(115,152)
Repayment of loan	(200,000)	-
Repayment of notes payable	-	(1,250,419)
Subscription receivable	-	18,427
Net cash flows provided by financing activities	4,292,791	8,511,742

Net change in cash	61,157	111,419
Cash, beginning of year	302,889	191,470
Cash, end of year	$364,046	$302,889

Supplemental Cash Flow Information:
Interest paid	$327,887	$218,377
Income taxes paid	20,312	455

NONCASH INVESTING ACTIVITY
Impairment of goodwill derived from notes receivable/payable (net)	$204,600	$-
Acquisition of fixed assets through capital leases	-	503,085
Fixed assets acquired through the issuance of notes and warrants	206,177	-
Stock issued in conversion of notes payable	-	263,553

The accompanying notes are an integral part of these Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

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

The Company also operates through a wholly-owned subsidiary, AGN Networks, Inc. (“AGN”) which was acquired on March 6, 2007 through the Company’s wholly-owned subsidiary Juma Acquisition Corp. (“Juma Acquisition”). In February 2008, AGN Networks Inc. changed its name to Nectar Services Corp., (“Nectar”).

While the Company operates through different subsidiaries, management believes that all such subsidiaries constitute a single operating segment since the subsidiaries have similar economic characteristics.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The financial statements include the accounts of the Company and its wholly-owned subsidiaries Nectar Services, Corp. and Juma Acquisition. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company’s net loss for the year ended December 31, 2008 was $9,031,143 and raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing to repay its current obligations and its ability to achieve profitable operations. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of warrants and potentially through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations, specifically by fully launching the products offered by Nectar Services Corp. and eliminating the current resource burden of that entity on the Company. The resolution of the going concern issue is dependent upon the realization of Management’s plans. There can be no assurance provided that the Company will be able to raise sufficient debt or equity capital from the sources described above on satisfactory terms. If Management is unsuccessful in obtaining financing or achieving profitable operations, the Company may be required to cease operations. The outcome of these matters cannot be predicted at this time.

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

Advertising and Promotional Costs

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs totaled $245,355 and $335,630 for the years ended December 31, 2008 and 2007, respectively.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Rebates from Vendors

In November 2002, the FASB reached a consensus on EITF Issue No. 02-16."Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF No. 02-16"). EITF No. 02-16 provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of sales. If the rebate is a payment for assets or services delivered by the customer to the vendor, the cash consideration should be characterized as revenue, and if the rebate is a reimbursement of costs incurred by the customer to sell the vendor's products, the cash consideration should be characterized as a reduction of that cost. The Company has reported rebates totaling $514,324 and $417,364 for the years ended December 31, 2008 and 2007. These rebates have been classified as either a reduction of cost of sales or a reduction of selling expenses, dependent upon the nature of the rebate.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, warrants, convertible loans and other convertible securities utilizing the treasury stock method. The effect of the potentially dilutive shares for the years ended December 31, 2008 and 2007 have been ignored, as their effect would be antidilutive. Total potentially dilutive shares excluded from diluted weighted shares outstanding at December 31, 2008 and 2007 totaled 67,299,323 and 13,761,515, respectively.

Allowance for Bad Debts

The Company began recording an allowance for bad debts commencing in 2008. The balance in allowance for doubtful accounts at December 31, 2008 was $391,501, and bad expense for the year ended December 31, 2008 was $263,332. The Company wrote-off $131,609 in accounts receivable for the year ended December 31, 2007.

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

Leasehold improvements are depreciated over their lease terms or useful lives if shorter. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2008 and 2007 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative uses is capitalized. Research and development costs include direct costs and payments for leased employees and consultants. Research and development costs totaled $777,480 and $642,398 for the years ended December 31, 2008 and 2007, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes that concentration with regards to accounts receivable is limited due to its customer base. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution through December 31, 2009, at which time the coverage is scheduled to revert to the prior limit of $100,000. The Company had uninsured cash balances at December 31, 2008 of $30,407.

Reclassification

Certain amounts included in 2007 financial statements have been reclassified to conform with the 2008 presentation.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations . SFAS 141R retains the fundamental requirements in previously issued Statement 141 that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at the fair values as of that date. This replaces Statement 141’s cost allocation process which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based upon their estimated fair values. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this standard for acquisitions consummated after the effective date.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 , or SFAS 160. SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company determined that the adoption of SFAS 160 will have no impact upon the Company’s consolidated financial statements.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company currently adheres to the hierarchy of GAAP as presented in SFAS 162, and adoption is not expected to have an impact on our consolidated financial statements.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	2008	2007
Billed	$2,801,264	$2,339,223
Unbilled	382,720	1,436,137
Allowance for doubtful accounts	(391,501)	-
	$2,792,483	$3,775,360

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

On September 18, 2007, an addendum to the merger agreement between the Company and AGN stated, among other items, that if the Company does not acquire the business of Avatel Technologies, Inc. then the forgiveness of the $125,000 is void and the $125,000 would be payable to the Company upon written notice. In March 2008, the Company exercised its right to receive payment of $125,000 under this note.

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

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 4 - ACQUISITION OF AGN NETWORKS, INC. (continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

At March 6, 2007

Current assets	$9,676
Fixed assets	16,950
Goodwill	1,995,259
Other assets	30,038
Total assets acquired	2,051,923
Current liabilities	(736,242)
Loans to affiliate	(1,966,803)
Loans	(546,199)
Net liabilities acquired	$(1,197,321)

On September 18, 2007, an Addendum (the “Addendum”) was added to the Agreement. The Addendum stated that AGN would pay an additional $188,216 towards obligations due to Avatel Technologies, Inc. in exchange for the forgiveness of any intercompany loans or claims that Avatel Technologies, Inc. and its shareholders may have against the Company or AGN. The Addendum also stated that $125,000 of the Note which was forgiven would be payable to the Company, at any time, if the Company does not acquire the business of Avatel Technologies, Inc. (See Note 3)

Associated with the acquisition of AGN the Company recorded goodwill of $1,870,259, which was deemed impaired in March 2007. In September 2007 a reduction to the goodwill of $425,779 was recorded. This adjustment to the impaired goodwill is related to the Addendum and the forgiveness of any intercompany loans. As of December 31, 2008, the impaired goodwill was $1,444,480.

In March 2008, the Company recorded a loan for $329,600 to the shareholders of AGN pursuant to the agreement. This loan bears interest at the rate of 7.5%, and principal and interest are payable in quarterly installments over two years. Concurrent with the execution of this loan, the Company exercised its right to receive the $125,000 due to the Company based on the Addendum signed on September 18, 2007. The net effect of these transactions resulted in an adjustment to the purchase price and the creation of goodwill of $204,000, which was deemed impaired.

The following pro forma income statement data presents the consolidated results of operations of the Company had the acquisition of AGN occurred at the beginning of 2007:

Year ended December 31,
2007
Net revenue	$12,595,389
Net loss	(16,643,914)
Basic and diluted earnings per share	$(0.38)

The above pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of such date or the results which may occur in the future.

In February 2008, AGN changed its name to Nectar Services Corp.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following at December 31, 2008 and  2007:

	2008	2007
Office equipment	$1,069,217	$1,599,575
Furniture and fixtures	129,443	166,079
Software	594,149	238,792
Leasehold improvements	135,727	140,316
Vehicles	23,456	81,771
	1,951,992	2,226,533
Less: Accumulated depreciation	439,457	540,344
	$1,512,535	$1,686,189

Depreciation expense for the years ended December 31, 2008 and 2007 totaled $391,481 and $254,017, respectively.

Fixed assets under capital leases are comprised of $393,311 of office equipment, $227,123 of software and $16,350 of vehicles less accumulated depreciation of $170,466 for the year ended December 31, 2008.

NOTE 6 - CREDIT LINE

During March 2005, the Company obtained a $350,000 credit line that bears interest at 0.5% above the prime interest rate. At December 31, 2007, the entire amount of the credit line was repaid and the weighted average interest rate was 8.45%.

The Company has one letter of credit outstanding in the amount of $14,394.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

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

On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in eighteen months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of December 31, 2008, the Company has sold $2,225,000 in Notes. Of this amount $100,000 has been converted into common stock; $725,000 has been repaid and the notes cancelled; and $1,000,000 bearing annual interest at 14% was exchanged for a new note of $1,000,000 bearing annual interest of 14% and 1,065,790 shares of the Company’s common stock as further described below. In connection with the reporting of these convertible notes, the Company has not recorded a beneficial conversion feature as the conversion price was in excess of the stock price on the date the notes were entered into. The Company has recorded a discount of $741,667 to record the cost of the shares issued in lieu of interest.

On July 28, 2008 the holder of $1,000,000 of convertible promissory notes comprised of a $500,000 note with a maturity date in October 2008 and another $500,000 note with a maturity date in December 2008 exchanged these notes for new convertible promissory notes with face value $1,000,000 maturing in December 2009 and 1,065,790 shares of the Company’s common stock. The new notes bear interest at an annual rate of 14% and are convertible into shares of common stock at a conversion price of $0.67 per share. The new notes were valued at $1,104,185 and the value of the notes and the common stock issued exceeded the carrying value of the old notes by $767,384, which was recorded as an early extinguishment of debt.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 7 - CONVERTIBLE NOTES PAYABLE (continued)

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

In connection with the issuance of the warrants and beneficial conversion feature, the Company has reflected a value at the date of issuance for the warrants of $1,622,452 and a beneficial conversion feature value of $1,351,187. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 6%; and expected lives of between one and five years. The value of the beneficial conversion feature has been expensed during the quarter ended September 30, 2007, as the warrants were exercisable immediately.

On November 29, 2007, the Company entered into a Note and Warrant Purchase Agreement with Vision Opportunity Master Fund, Ltd. (“Purchaser”) with respect to the sale of notes in an aggregate principal amount of up to $6,000,000. Also on November 29, 2007, the Company entered into Amendment No. 1 to the Note Purchase Agreement. Under the Note Purchase Agreement, as amended, the Company executed and delivered to Vision Opportunity Master Fund, Ltd. (a) the Company’s $2,500,000 principal amount, senior secured 10% convertible promissory note, (b) the Company’s $600,000 principal amount, senior secured 10% convertible promissory note and, (c) one warrant to purchase an aggregate of 7,300,000 shares of the Company’s common stock and (d) one warrant to purchase an aggregate of 1,000,000 shares of the Company’s common stock.The notes mature in 2010, and the warrants expire in November 2012.

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

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 7 - CONVERTIBLE NOTES PAYABLE (continued)

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

On October 15, 2008 the expiration date of the Series C Warrants issued to Vision Opportunity Master Fund on August 16, 2007 was changed from October 16, 2008 to November 16, 2008.  The extension of the expiration date resulted in a reduction of the amount of additional paid-in capital allocated to warrants. On November 13, 2008 the exercise price per share of the Series C Warrants was changed from $4.00 to $3.512 and the number of shares of Series B Preferred Stock to be issued upon complete exercise was changed from 312,500 to 356,000. And on November 14, 2008 the outstanding part of the Series C Warrant was entirely exercised. The Company received $1,250,272 in cash and issued 356,000 shares of Series B Convertible Preferred Stock.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 7 - CONVERTIBLE NOTES PAYABLE (continued)

On November 13, 2008 the exercise price per share of the Series B Warrants was changed from $0.75 to $0.46, which resulted in a reduction of the amount of additional paid-in capital allocated to warrants. Also on November 13, 2008 the per share conversion price of the Series A Convertible Preferred Stock was changed from $0.60 to $0.25. This transaction was accounted for as an extinguishment that resulted in recording a deemed dividend to preferred shareholders. And also on November 13, 2008, the per share conversion price of the Series B Convertible Preferred Stock was changed from $0.60 to $0.50. This transaction was accounted for as an extinguishment that resulted in a reduction in deemed dividends to preferred shareholders.

Also, on November 13, 2008, the Company acknowledged that the price protection provision of the convertible notes held by Vision Opportunity Master Fund and Vision Capital Advisors had been triggered resulting in a change in the conversion price from $0.60 to $0.25, which was accounted for as an extinguishment where the cost basis of the new debt was determined to equal the cost basis of the old debt.

NOTE 8 - CAPITAL LEASE OBLIGATIONS

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

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 8 - CAPITAL LEASE OBLIGATIONS (continued)

Future minimum lease payments are as follows:

Year	Total Payments	Interest Payments	Principal Payments
2009	245,291	35,877	209,414
2010	187,705	13,590	174,115
2011	26,537	1,071	25,466

NOTE 9 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Because of the questionable ability of the Company to utilize these deferred tax assets, the Company has established a 100% valuation allowance for the asset. Deferred income taxes are comprised as follows for the year ended December 31 :

	2008	2007
Deferred tax assets:
Conversion to accrual basis tax filings	$(102,261)	$(204,522)
Net operating loss	6,002,950	4,534,293
Goodwill impairment	448,643	471,415
Total deferred tax asset	6,349,332	4,801,186
Valuation allowance	(6,349,332)	(4,801,186)
Deferred tax assets	$-	$-

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 9 - INCOME TAXES

The Company's income tax expense consists of the following for the years ended:

	December 31,	December 31,
	2008	2007
Current:
Federal	$20,312	$(223,333)
State and local	1,699	2,990
Total	22,011	(220,343)

Deferred:
Federal	-	-
State and local	-	-
Total	-	-
(Benefit) Provisions for income taxes	$22,011	$(220,343)

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $17,655,736 for federal and state purposes, which expire through 2027. The utilization of this operating loss carryforward may be limited based upon changes in ownership as defined in the Internal Revenue Code.

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	December 31,
	2008	2007
U.S. Federal income tax statutory rate	34.0%	34.0%
State income taxes, net of federal effect	5.3	5.3
Permanent differences	(3.3)	(9.3)
Valuation allowance	(36.0)	(30.0)
Effective tax rate	0%	0%

NOTE 10 - MAJOR CUSTOMERS

Revenues to a single customer that exceed ten percent (10%) of total revenues during the year ended December 31, 2008 and 2007 are as follows:

	2008	2007
Customer A	$2,781,181	$-

Customers that accounted for more than 10% of the outstanding accounts receivable at December 31, 2008 and 2007 are as follows,

	2008	2007
Customer B	$364,235	$-
Customer C	346,219	-

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 11 - LEASE COMMITMENTS

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

The Company also has operating leases for office equipment. The operating leases are for forty-eight months and expire April 30, 2011.

The following is a schedule of future minimum rental payments required under all operating leases:

December 31,
2009	278,020
2010	251,130
2011	243,797
2012	148,625
2013 and thereafter	541,667
$1,463,239

Equipment and facilities rental for the year ended December 31, 2008 and 2007 totaled $529,229 and $364,603, respectively.

NOTE 12 - EMPLOYMENT AGREEMENTS

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

The aggregate commitment for future salaries as of December 31, 2008, excluding bonuses and benefits, is as follows:

Year ending December 31,

2009	$822,667
2010	252,010

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

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

During July 2006, the Company sold rights to purchase shares of the Company’s common stock pursuant to subscription agreements totaling $1,150,000. The subscription agreement offered shares at prices ranging from $0.16 to $0.40 per share and it was contingent on the Company completing a reverse merger into a public entity. The reverse merger was completed in November 2007. These subscription agreements were treated as loans until November 2007 due to the fact that Juma Technology LLC could not sell common stock. Once the reverse merger was consummated the 4,250,000 shares of common stock were issued and the loans were cancelled. The Company has a subscription receivable of $18,427 outstanding as of December 31, 2006 which was fulfilled during 2007.

During December 2006, 668,000 warrants were issued to various consultants for services. The warrants are exercisable at $0.50 per share and have a five year maturity. The Company recorded a charge for consulting fees totaling $17,978, the value of the warrants on the date of issuance which was calculated using the Black-Scholes valuation method.

NOTE 14 - STOCK OPTIONS

On January 28, 2007 the Company adopted the 2006 Stock Option Plan of Juma Technology Corp., (the “2006 Plan”). The Plan provides for up to 6,228,750 shares of incentive and non-qualified options that may be granted to employees, directors and certain key affiliates. Under the Plan, incentive options may be granted at not less than the fair market value on the date of grant and non-statutory options may be granted at or below fair market value. The Company wishes to utilize the Plan to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by key employees, directors, and others. Options under the Plan will be either “incentive options” under Section 422A of the Internal Revenue Code of 1986, as amended, or “non-qualified stock options” which are not intended to so qualify.

On August 31, 2007 the Company adopted the 2007 Stock Option Plan of Juma Technology Corp., (the “2007 Plan”). The Plan provides for up to 6,228,750 shares of incentive and non-qualified options that may be granted to employees, directors and certain key affiliates. Under the Plan, incentive options may be granted at not less than the fair market value on the date of grant and non-statutory options may be granted at or below fair market value. The Company wishes to utilize the Plan to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by key employees, directors, and others. Options under the Plan will be either “incentive options” under Section 422A of the Internal Revenue Code of 1986, as amended, or “non-qualified stock options” which are not intended to so qualify.

On December 17, 2008 the Company adopted the 2008 Stock Option Plan of Juma Technology Corp., (the “2008 Plan”).The Plan provides for up to 6,228,750 shares of incentive and non-qualified options that may be granted to employees, directors and certain key affiliates. Under the Plan, incentive options may be granted at not less than the fair market value on the date of grant and non-statutory options may be granted at or below fair market value. The Company wishes to utilize the Plan to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by key employees, directors, and others. Options under the Plan will be either “incentive options” under Section 422A of the Internal Revenue Code of 1986, as amended, or “non-qualified stock options” which are not intended to so qualify. Through December 31, 2008 no options have been issued under the 2008 Plan.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 14 - STOCK OPTIONS (continued)

Equity award activities and related information as of and for the year ended December 31, 2008 is summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2007	5,436,250	$0.94
Options granted	7,402,250	0.55
Options exercised	(5,000)	0.50
Options canceled	(386,000)	0.51
Balance at December 31, 2008	12,447,500	0.72	5.65	19,550

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.24 as of December 31, 2008 and the exercise price multiplied by the number of related options.

The following schedule summarizes information about stock options outstanding under all option plans for December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.20 - $0.50	1,413,750	8.78	$0.39	456,337	$0.50
$0.51 - $0.58	1,797,500	7.59	0.54	671,083	0.56
$0.60 - $0.60	5,400,000	4.31	0.60	1,405,555	0.60
$1.00 - $1.05	1,471,250	8.56	1.02	1,045,916	1.02
$1.15 - $1.33	2,365,000	3.58	1.16	2,353,501	1.16
$0.20 - $1.33	12,447,500	5.65	$0.72	5,932,392	$0.88

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

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 14 - STOCK OPTIONS (continued)

The assumptions used and the resulting estimate of weighted-average fair value per share of options granted during this period is summarized as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Dividend yield	-	-
Volatility factor	24.03%	18.63%
Risk-free interest rate	3.15%	4.89%
Expected life (years)	6.35	7.48

NOTE 15 - PREFERRED STOCK

In July 2007, the Board of Directors approved an amendment to the Company's certificate of incorporation to authorize 10,000,000 shares of $0.0001 par value preferred stock, subject to shareholder approval.

On August 16, 2007, the Company signed a $5,000,000, 6% convertible promissory note with Vision Opportunity Master Fund, Ltd (“Vision”). Interest on the note is due quarterly and matures within nine months. The note also carries a Mandatory Conversion Option which calls for conversion of the note into Convertible Preferred Stock once the Company is approved to issue preferred stock. The conversion price for this mandatory conversion is $0.60 per share. The Convertible Preferred stock is convertible into Common Stock of the Company at a 2.4:1 ratio and carries a 6% dividend. The note also carries an optional conversion, at the right of the holder, into Common Stock at $0.60 per share. The note also calls for the issuance of Series A, Series B, and Series C warrants and a potential future investment at the option of the holder. During September 2007, Vision converted the promissory note into 8,333,333 shares of Series A Convertible Preferred Stock.

On June 20, 2008, the Company issued 498,000 shares of Series B Convertible Preferred Stock to Vision Opportunity Master Fund in exchange for warrants to purchase 8,300,000 shares of the Company’s common stock. All the warrants tendered were cancelled. The Series B Convertible Preferred stock is convertible into Common Stock of the Company at a 12:1 ratio.

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

On November 14, 2008 the outstanding part of the Series C Warrant was entirely exercised. The Company received $1,250,272 in cash and issued 356,000 shares of Series B Convertible Preferred Stock.

As of December 31, 2008, there were $396,164 in accrued unpaid dividends on the series A convertible preferred stock.

NOTE 16 - MAJOR SUPPLIERS

The Company predominately uses one supplier to purchase their products. This supplier accounted for more than 63% and 73% of total equipment purchased during 2008 and 2007, respectively.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 17 - RELATED PARTY TRANSACTIONS

Facilities Lease

On June 1, 2006, the Company entered into a 10 year non-cancelable lease agreement with Toledo Realty, LLC (“Toldeo”) for its Long Island headquarters. Among other provisions, the lease provides for monthly rental payments of $10,500 per month and includes provisions for scheduled increases to the monthly rental. In addition, the Company is required to reimburse Toledo for the real estate taxes on the building. The lease agreement also provides for two five year lease extensions. Pursuant to the lease, the Company was required to provide a security deposit totaling $21,000.

NOTE 18 - SUBSEQUENT EVENTS

Issuance of Convertible Promissory Notes and Warrants to Purchase Common Stock

On February 9, 2009 the Company issued to Vision Opportunity Master Fund a convertible promissory note with principal amount $1,500,000 and a warrant to purchase 3,000,000 shares of common stock in exchange for $1,500,000 in cash. The promissory note matures one year from the date of issuance, bears interest at an annual rate of 10% and is initially convertible into shares the Company’s common stock at a conversion price of $0.25. The warrants have an exercise price of $0.25. The conversion price of the promissory notes and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events. If the Company receives at least $2,000,000 in gross proceeds from the issuance of convertible preferred stock or fixed-price convertible notes by June 9, 2009 the promissory notes will be subject to mandatory conversion into the securities then issued.

Issuance of Options Under 2008 Stock Option Plan of Juma Technology Corp.

On February 20, 2009, the Company issued options to purchase 6,038,250 shares of common stock at an exercise price of $0.16 per share under the 2008 Stock Option Plan of Juma Technology Corp.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A(T). Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Anthony M. Servidio and Chief Financial Officer, Mr. Anthony Fernandez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

Item 9B. Other information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth certain information about each of our executive officers and directors and their current positions with the Company.

Name	Age	Position(s) and Office(s) Held
Anthony M. Servidio	62	Chairman and Chief Executive Officer
Robert H. Thomson	32	Director
Robert Rubin	67	Director
Kenneth Archer	50	Director
Joseph Fuccillo	36	President, Chief Technology Officer, Director
Anthony Fernandez	42	Chief Financial Officer
David Giangano	45	President of Global Channels
Frances Vinci	57	Executive Vice President
Joseph Cassano	50	EVP of Sales

Set forth below is a brief description of the background and business experience of each of our executive officers and directors of the Company.

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

Robert H. Thomson - Director

Mr. Thomson was appointed to our board on March 29, 2008 to fill the remaining portion of David Skriloff’s one-year term and to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our by-laws. In 2007, Mr. Thomson joined Vision Capital Advisors LLC, a New York based fund that makes direct investments in small, high growth businesses. Prior to Vision, Mr. Thomson was the Managing Director of The Arkin Group LLC (New York, NY - 2006) in charge of daily operations, financial management, and growth strategies for this international business intelligence firm. Prior to The Arkin Group LLC, Mr. Thomson was a Research Associate for the Council on Foreign Relations, a New York-based think tank focused on international relations and foreign policy.

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

Kenneth Archer – Director

Mr. Archer was appointed to our board on April 22, 2008 to fill the remaining portion of Mr. Fernandez’s one-year term and to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our by-laws. Mr. Archer joined Prime Communications in 2008 and is responsible for all functional and financial areas of that company. He is currently a member of PRG Systems board of directors, which is the holding company for Prime Communications. In 2005, prior to joining Prime Communications, Mr. Archer was the Vice President of North America Channels where he was responsible for the channel strategy, program, operations, partner management team and the supervision of Avaya’s portfolio of authorized partners. In 2004 and 2005, Mr. Archer was the Director of the Direct Response Channel (Direct Marketing Resellers/DMRs) for the Hewlett Packard Company. From 2002 to 2004, Mr. Archer was the Director of Major/National Partner for the Hewlett Packard Company, where he was responsible for certain of Hewlett Packard’s important strategic partners. From 2000 to 2002, Mr. Archer was the Director of Hewlett-Packard’s value added reseller partners. Prior to this time, Mr. Archer had 20 years of other channel and direct sales leadership positions with both the Hewlett Packard Company and with two different channel partners. Mr. Archer earned his BS in Marketing in 1980 from West Chester University in Pennsylvania and his Executive MBA degree in Business Management in 1993 from Fairleigh Dickinson University in New Jersey.

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

Anthony Fernandez, MBA, CPA - Chief Financial Officer

Mr. Fernandez joined the Company in 2006 and is responsible for all financial matters related to the Company. He has served as a member of the Company’s board of directors from November 2006 to until April 2008. In 2005, prior to joining the Company, Mr. Fernandez was the Director of Finance for Lexington Corporate Properties Trust where he was responsible for SEC filings, Sarbanes-Oxley compliance and audit compliance. From 2001 to 2005, Mr. Fernandez was the Corporate Controller for Register.com, Inc. Mr. Fernandez managed a $210 million portfolio, all SEC reporting and compliance, tax compliance and financial computer systems implementations. From 1998 to 2001, Mr. Fernandez was the Chief Financial Officer for 5B Technologies Company, a technology and employee staffing company. Prior to this time, Mr. Fernandez had eight years of public accounting experience with various firms. Mr. Fernandez is a Certified Public Accountant in the state of New York and obtained his MBA in accounting from Hofstra University in 1992.

David Giangano - President of Global Channels

Mr. Giangano was the founder of the Company in 2002 and currently serves as the Company’s President of Global Channels. He has served as the Company’s chief executive officer and president and as a member of the Company’s board of directors from November 2006 to until November 2007. Mr. Giangano has extensive experience in building strategic alliances, structuring joint ventures, and negotiating partnerships. He also brings 20 years of experience designing and developing a broad spectrum of IT solutions, including those that pertain to telecommunications systems, IT systems integration, voice and data convergence, and application development. Mr. Giangano currently holds multiple patents in disciplines ranging from data encryption to specialized data acquisition and digital signal processing applications. His technical writings have been published in NASA and IEEE (Institute of Electrical and Electronics Engineers) journals and magazines. Mr. Giangano has been with the Company since its inception in 2002. From 2000 to 2002, Mr. Giangano was the Senior Vice President of Engineering and System Services at 5B Technologies. From 1997 to 2000, Mr. Giangano founded and operated Tailored Solutions, a voice and data systems integration and consulting firm, which was acquired by 5B Technologies. Mr. Giangano earned a Bachelor of Science degree in Electrical Engineering and spent 10 years with Northrop Grumman Corporation as a Senior Design Engineer and Project Leader.

Frances Vinci - Executive Vice President

Ms. Frances Vinci co-founded the Company in 2002 and currently serves as the Company’s Executive Vice President. She has served as a member of the Company’s board of directors from November 2006 to until November 2007. Ms. Vinci has 20 years of experience as an Operations, Sales and Human Resources Director. Ms. Vinci initiated both the telemarketing and professional services division. Prior to 2002, Ms. Vinci was the Director of Professional services at 5B Technologies from 1999 to 2002. In that capacity, Ms. Vinci created and implemented an IT outsourcing and consulting division. From 1980 to 1999, Ms. Vinci worked at Media Communications Inc. as Vice-President of Sales & Operations, starting two divisions and contributed to the company’s revenue by turning a service based division into a profit center.

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

Term of Office

Each of our directors is appointed or elected for a one-year term to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our by-laws. On August 31, 2007 at the Company’s annual meeting of stockholders, each of Messrs. Giangano, Fuccillo, Cassano, and Fernandez and Ms. Vinci was elected as a director for a term of one year. In November 2007, each of Messrs Giangano and Cassano and Ms. Vinci resigned. In November 2007, each of Messrs Anthony M. Servidio, Rubin, and Skriloff was appointed as members of the Company’s board of directors. In March 2008, Mr. Skriloff resigned from the Company’s board of directors and Mr. Thomson was appointed as a member of the Company’s board of directors. In April 2008, Mr. Fernandez resigned from the Company’s board of directors and Mr. Archer was appointed as a member of the Company’s board of directors.

Significant Employees

As of December 31, 2008, the Company believes that almost all employees are important to the success of the Company but the only significant individuals are the Company’s’ officers and directors referenced above.

Family Relationships

As of December 31, 2008, there were no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2008, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2008:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Anthony M. Servidio, Chief Executive Officer and Chairman	-	-	-
Robert H. Thomson, Director	-	-	-
Robert Rubin, Director	-	-	-
Kenneth Archer, Director	-	-	-
Joseph Fuccillo, President, Chief Technology Officer and Director	-	-	-
Anthony Fernandez, Chief Financial Officer	-	-	-
David Giangano, President of Global Channels	-	-	-
Frances Vinci, Executive Vice-President	-	-	-
Joseph Cassano, Executive Vice-President of Sales	-	-	-

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

For the year ended December 31, 2008, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2008 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony M. Servidio	2008	247,500	–	–	464,450	–	–	9,167	721,117
CEO & Chairman (1)	2007	–	–	–	–	–	–	–	–
Joseph Fuccillo	2008	162,500	–	–	–	–	–	10,000	172,500
President, CTO;Director (2)	2007	151,875	–	–	173,649	–	–	10,000	335,524
Anthony Fernandez	2008	162,500	–	–	–	–	–	10,000	172,500
Chief Financial Officer (3)	2007	151,875	–	–	123,040	–	–	10,000	284,915
David Giangano	2008	129,750	–	–	–	–	–	10,000	139,750
President, Global Channels (4)	2007	150,000	–	–	4,887	–	–	10,000	164,887
Joseph Cassano	2008	139,065	–	–	–	–	–	10,000	149,065
EVP of Sales	2007	147,045	–	–	4,887	–	–	10,000	161,932

(1)	Mr. Servidio was appointed CEO and Chairman in November 2007; he had previously served as a consultant to the Company since July 2007.

(2)	Mr. Fuccillo was appointed President in November 2007.

(3)	Mr. Fernandez was appointed Chief Financial Officer in April 2006.

(4)	Mr. Giangano served as the Company’s CEO and President until November 2007.

Employment Agreements

Described below are the employment agreements entered into with the Company by, respectively, Messrs. Servidio, Fuccillo, Fernandez, Giangano, Cassano, and Ms. Vinci.

Anthony Servidio has entered into an employment agreement with the Company effective as of January 1, 2008. He was engaged to serve as the Company’s Chief Executive Officer. The term of the employment agreement is three years, subject to automatic renewal for successive one-year terms. Mr. Servidio’s annual base salary for 2008 is $250,000. Thereafter, his base salary may increase by 15% per annum.

Mr. Servidio shall be entitled to an annual bonus (the “Annual Bonus”) of up to: (i) one hundred percent of his then base salary in cash and (ii) two hundred percent of his then base salary in Company common stock, which may include stock options, restricted stock and/or deferred compensation, pursuant to the terms of the Company’s Executive Bonus Plan, which is a weighted formula based upon the approved budget by the Company’s board of directors and/or its compensation committee, as applicable. Under the terms of the Executive Bonus Plan, there will be two equal components to the budget, to wit: (a) sales and (b) net income. In the event that the Company successfully achieves one hundred percent to one hundred forty-nine percent of the approved budget target (whether for a or b, above), then Mr. Servidio shall be entitled fifty percent of his base salary, times one-half (representing equal weight for each category, a or b, above). In the event that the Company successfully achieves one hundred fifty percent to one hundred ninety-nine percent of the approved budget target (whether for a or b, above), then Mr. Servidio shall be entitled seventy-five percent of his base salary, times one-half (representing equal weight for each category, a or b, above). Likewise, in the event that the Company successfully achieves two hundred percent or more of the approved budget target (whether for a or b, above), then the Executive shall be entitled one hundred percent of his base salary, times one-half (representing equal weight for each category, a or b, above). In no event shall the two bonus components identified above, when combined, exceed one hundred percent of Mr. Servidio’s base salary, then in effect for the cash component of the Annual Bonus. Mr. Servidio shall at his option determine whether the cash component of the previously described Annual Bonus, if any, shall be paid in the form of cash or the issuance of Company common stock, or a combination thereof. Notwithstanding the foregoing, if the Company’s board of directors determines that the Company does not have sufficient cash available to meet the above described cash obligations, the board of directors shall have the right to make such payments in shares of the Company’s common stock, provided, however, at no time shall the cash payment due under the cash obligation be less than one third of the Bonus.

Mr. Servidio shall be entitled to participate in the Company’s employee compensation and other benefit programs. In addition to reimbursement for his documented reasonable expense incurred in connection with the fulfillment of his duties, Mr. Servidio shall all be entitled to an annual automobile allowance of $10,000. The Company may terminate Mr. Servidio’s employment with or without cause. If Mr. Servidio’s employment is terminated without cause or due to a change of control, then he is entitled to a severance payment equal to 18 months’ base pay and 18 months’ benefits. Mr. Servidio may terminate his employment agreement on notice.

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

 Compensation of the Board of Directors

Ordinarily, our directors are not paid any fees or compensation for services as members of our board of directors or any committee thereof.

In April 2008, Mr. Archer was granted five-year options to purchase 50,000 shares of our common stock at an exercise price of $0.60 per share, These options are exercisable ratable over three years. Aside from the foregoing, our directors did not receive any compensation for their services as director or committee member during the year ended December 31, 2008.

Outstanding Equity Awards at 2008 Fiscal Year End

The following table sets forth the stock options held by the named executives as of December 31, 2008.

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Anthony M. Servidio(1)	1,250,000	3,750,000	–	0.60	04/13	–	–	–
Joseph Fuccillo (2)	1,100,000	–	–	0.58–1.15	02/12-08/12	–	–	–
Anthony Fernandez (3)	800,000	–	–	0.58-1.15	02/12-08/12	–	–	–
David Giangano (4)	100,000	–	–	0.58	02/12	–	–	–
Joseph Cassano (5)	100,000	–	–	0.58	02/12	–	–	–

(1)	Mr. Servidio’s options vest in accordance with the following schedule, 1,250,000 on April 22, 2008 1,250,000 on April 22, 2009 1,250,000 on April 22, 2010 1,250,000 on April 22, 2011
(2)	Mr. Fuccillo’s options vested in accordance with the following schedule:
100,000 on February 7, 2008
1,000,000 on August 21, 2008.

(3)	Mr. Fernandez’s options vested in accordance with the following schedule:
100,000 on February 7, 2008
700,000 on August 21, 2008.

(4)	Mr. Giangano’s options vested in full on February 7, 2008.

(5)	Mr. Cassano’s options vested in full on February 7, 2008.

Stock Options

The following table sets forth the stock options outstanding at December 31, 2008 by year granted,

Grant Year	Number of Securities to Be Issued Upon Exercise of Outstanding Options
2006	-
2007	5,231,250
2008	7,217,500
12,448,750

The 12,448,750 options outstanding at December 31, 2008 were granted at exercise prices ranging from $0.20 to $1.33. At December 31, 2008 the number of options outstanding held by executive officers and directors was 7,400,000.

Under his employment agreement effective January 1, 2008, Mr. Servidio is entitled to receive 5,000,000 options from the Company’s 2007 stock option, priced as mandated by the plan. 1,250,000 of which shall be vested immediately with 1,250,000 vesting each year for three years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 6, 2009, (a) the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group; (b) the number of shares of our Series A Convertible Preferred Stock owned by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group and (c) the number of shares of our Series B Convertible Preferred Stock owned by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	% of Class (2)
Common	Robert Rubin, Director c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	1,800,000	1

Common	Anthony M. Servidio, CEO & Chairman c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	1,250,000	1

Common	Robert H. Thomson(3)(4), Director 20 W. 55th Street, 5th floor, New York, NY 10019	71,364,706	57

Series A Convertible Preferred Stock	Robert H. Thomson(3)(4), Director 20 W. 55th Street, 5th floor, New York, NY 10019	8,333,333	100

Series B Convertible Preferred Stock	Robert H. Thomson(3)(4), Director 20 W. 55th Street, 5th floor, New York, NY 10019	1,666,500	100

Common	David Giangano, President of Global Channels c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	6,157,300	5

Common	Frances Vinci, EVP c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	5,217,562	4

Common	Joseph Fuccillo, President, CTO and Director c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	7,157,300	6

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	% of Class (2)
Common	Joseph Cassano, EVP c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	4,203,800	3

Common	Anthony Fernandez, CFO c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	1,800,000	1

Common	Kenneth Archer, Director c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	14,520	1

Common	Mirus Opportunistic Fund (5) c/o Julius Baer Trust Company (Cayman Ltd.) PO Box 1100 GT Windward III, Regata Office Park Grand Cayman	2,500,000	5

Total of Common Stock-All Directors & Executive Officers (9 persons):		98,965,188	78

Total of Series A Convertible Preferred Stock-All Directors & Executive Officers (9 persons):		8,333,333	100

Total of Series B Convertible Preferred Stock-All Directors & Executive Officers (10 persons):		1,666,500	100

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

(3)
Robert Thomson has been designated by Vision Opportunity Master Fund, Ltd. to our board of directors. The reported securities are owned directly by Vision Opportunity Master Fund, Ltd. and its affiliate Vision Capital Advantage Fund, L.P. (collectively, the “Vision Entities”), and Mr. Thomson has no direct interest in these shares. The 71,364,706 shares listed represent the aggregate 1,116,705 common shares held by the Vision Entities as well as (all figures given in the aggregate) (a) the Series B Warrants to purchase up to 6,250,000 shares of common stock (b) the Senior Secured 10% Convertible Promissory Notes (the “Notes”) currently convertible into 24,000,000shares of our common stock and (c) the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, which are described in the following footnotes. The Series B Warrants, the Notes, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock owned by the Vision Entities are subject to a beneficial ownership limitation such that the Vision Entities may not convert or exercise such securities to the extent that the conversion or exercise would cause the Vision Entities’ common stock holdings to exceed 4.99% of our total common shares outstanding, provided that this restriction on conversion can be waived at any time by the funds on 61 days’ notice. Mr. Thomson disclaims beneficial ownership of all securities reported herein.

(4)
The reported shares of Series A Convertible Preferred Stock are owned directly by the Vision Entities; such shares are convertible at any time, at the holders’ election, into 20,000,000 shares of our common stock (the quotient of the liquidation preference amount of $0.60 per share divided by the current conversion price of $0.25 per share times the number of shares of Series A Preferred Stock). The reported shares of Series B Convertible Preferred Stock are owned directly by the Vision Entities; such shares are convertible at any time, at the holders’ election, into 19,998,001 shares of our common stock (the quotient of the liquidation preference amount of $6.00 per share divided by the current conversion price of $0.50 per share times the number of shares of Series B Preferred Stock). The Vision Entities may not acquire shares of common stock upon conversion of the Convertible Preferred Stock to the extent that, upon conversion, the number of shares of common stock beneficially owned by the Vision Entities and its affiliates would exceed 4.99% of the issued and outstanding shares of our common stock; provided, that this restriction on conversion can be waived at any time by the funds on 61 days’ notice. Mr. Thomson disclaims beneficial ownership of all securities reported herein.

(5)
Based on Mirus Opportunistic Fund’s Schedule 13D filed with the Commission on November 14, 2006, Mr. Rolf Schnellman, principal of this Fund, has voting and dispositive power over the shares owned by this Fund. The address of Mr. Schnellman is c/o Helper GmbH Dorfplatz 2, CH – 6422 Steinen, Switzerland.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as described in the following paragraphs, none of our directors or executive officers, nor any other related person, such as a person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, or any members of the immediate family (including spouse, parents, children, step-children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of the Company’s last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us.

Prior to the Reverse Merger, throughout 2006 and 2005, the Company made interest-free advances to Toledo Realty, LLC (“Toledo”), an entity owned by David Giangano, Frances Vinci, Joseph Fuccillo, Joseph Cassano, Elizabeth D’Alesandro, Steven Harper and Paul Stavola, each of whom is either an officer, employee or former employee of the Company. The largest sum of these advances outstanding was $333,265, which was the approximate dollar amount of the related persons’ interest in the transaction. The advances were primarily used for the acquisition and improvements made to a building now owned by Toledo and leased to the Company. This loan was repaid in full by December 31, 2006.

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

In August 2007 and November 2007, the Company entered into two financing transactions with Vision Opportunity Master Fund, Ltd. A managing director at Vision Capital Advisors, LLC, an affiliate of Vision Opportunity Master Fund, Ltd., has been a member of our board of directors since November 2007. The basis for appointing a managing director at Vision Capital Advisors, LLC to our board of directors is described under the heading “MANAGEMENT - Arrangements Concerning the Selection of Directors.” The financing transactions set forth above as well as additional financing transactions entered into by the Company and Vision Opportunity Master Fund, Ltd. and one of its affiliates, are described under the heading “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.”

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 were approximately $139,838 and $121,038 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $5,000 and $5,000 for the fiscal years ended December 31, 2008 and 2007.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2008 and 2007 were $0 and $0 respectively.

Item 15. Exhibits, Financial Statement Schedules.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juma Technology Corp. Registrant

By:	/s/ Anthony M. Servidio
Anthony M. Servidio
Chief Executive Officer March 30 , 2009

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name/Signature	Title	Date

/s/ Anthony M. Servidio	Chief Executive Officer, Chairman (Principal Executive Officer)	March 30, 2009
Anthony M. Servidio

/s/ Robert H. Thomson	Director	March 30, 2009
Robert H. Thomson

/s/ Robert Rubin	Director	March 30, 2009
Robert Rubin

/s/ Kenneth Archer	Director	March 30, 2009
Kenneth Archer

/s/ Joseph Fuccillo	President, Chief Technology Officer, Director	March 30, 2009
Joseph Fuccillo

/s/ Anthony Fernandez	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	March 30, 2009
Anthony Fernandez