Form 10-Q
period 2009-03-31
Juma Technology Corp.
filed 2009-05-14
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 46,343,945 Common Shares as of May 4, 2009

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	5
	Notes to Condensed Consolidated Financial Statements	6-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Results of Operations for the three months ended March 31, 2009 and 2008	14-15
	Liquidity and Capital Resources	15-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to Vote of Security Holders.	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

	Signatures	18

	Certifications

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Juma Technology Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$485,649	$364,046
Accounts receivable, (net of allowance of $293,640 and $391,501, respectively)	3,355,673	2,792,483
Inventory	80,716	254,531
Prepaid expenses	39,593	17,561
Other current assets	125,000	196,922
Total current assets	4,086,631	3,625,543

Fixed assets, (net of accumulated depreciation of $532,723 and $439,457, respectively)	1,444,591	1,512,535

Other assets	290,347	302,856
Total assets	$5,821,569	$5,440,934

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Notes payable	$344,766	$297,242
Convertible notes payable, (net of discount of $410,061 and plus premium of $93,669, respectively)	2,489,939	1,493,669
Current portion of capital leases payable	192,925	209,413
Accounts payable	2,508,447	2,809,419
Accrued expenses and taxes payable	782,497	615,939
Deferred revenue	920,871	1,021,914
Total current liabilities	7,239,445	6,447,596

Capital leases payable, net of current maturities	153,876	199,582
Notes payable	-	43,818
Convertible notes payable, (net of discount of $103,049 and $267,216, respectively)	5,896,952	5,732,784
Total liabilities	13,290,273	12,423,780

Commitments and contingencies

Stockholders' deficiency
Series A Preferred stock, $0.0001 par value, 8,333,333 shares authorized, 8,333,333 shares issued and outstanding, respectively	833	833
Series B Preferred stock, $0.0001 par value, 1,666,667 shares authorized, 1,666,500 and 1,666,500 shares issued and outstanding, respectively	167	167
Common stock, $0.0001 par value, 900,000,000 shares authorized, and 46,343,945 shares issued and outstanding, respectively	4,634	4,634
Additional paid in capital	27,361,513	21,225,245
Warrants	708,540	327,139
Retained deficit	(35,544,391)	(28,540,864)

Total stockholders' deficiency	(7,468,704)	(6,982,846)
Total liabilities and stockholders' deficiency	$5,821,569	$5,440,934

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three months ended,

	March 31, 2009	March 31, 2008

Sales	$4,649,552	$4,636,879
Cost of goods sold	3,324,460	3,654,099
Gross margin	1,325,092	982,780

Operating expenses
Selling	375,816	520,559
Research and development	133,358	181,585
Goodwill impairment	-	204,600
General and administrative	1,478,679	2,259,065
Total operating expenses	1,987,853	3,165,809

(Loss) from operations	(662,761)	(2,183,029)

Amortization of discount on notes	(430,545)	(145,956)
Interest (expense), net	(307,866)	(160,854)

(Loss) before income taxes	(1,401,172)	(2,489,839)
Provision for income taxes	2,915	1,400
Net (loss)	$(1,404,087)	$(2,491,239)
Deemed preferred stock dividend	5,599,440	-
Net (loss) attributable to common shareholders	$(7,003,527)	$(2,491,239)

Basic and diluted net (loss) per share attributable to common shareholders	$(0.15)	$(0.06)
Weighted average common shares outstanding	46,343,945	43,946,506

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31,

	2009	2008
Operating Activities
Net loss	$(1,404,087)	$(2,491,239)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation expense	93,266	60,354
Stock option compensation expense	176,828	153,858
Valuation of beneficial conversion factor	-	46,774
Amortization of beneficial conversion factor, warrants and notes discount	430,545	428,781
Bad debt expense	(97,864)	172,421
Amortization of loan costs	23,205	-
Changes in operating assets and liabilities:
Accounts receivable	(465,326)	(1,401,310)
Inventory	173,815	56,710
Prepaid expenses	(22,032)	12,958
Other current assets	71,922	(22,169)
Accounts payable and accrued expenses	(134,414)	2,815,070
Deferred revenue	(101,043)	(275,321)
Net cash flows (used) by operating activities	(1,255,185)	(443,113)

Investing Activities
Acquisition of fixed assets	(25,322)	(140,475)
Increase in other assets	(10,696)	-
Net cash flows (used) by investing activities	(36,018)	(140,475)

Financing Activities
Proceeds from issuance of convertible notes payable	1,475,000	1,450,000
Proceeds from stock option exercise	-	2,500
Repayment of capital leases payable	(62,194)	(49,918)
Net cash flows provided by financing activities	1,412,806	1,402,582

Net change in cash	121,603	818,994
Cash, beginning of year	364,046	302,889
Cash, end of year	$485,649	$1,121,883

Supplemental Cash Flow Information:
Interest paid	$58,323	$160,854
Income taxes paid	2,915	1,400

NONCASH INVESTING ACTIVITY
Impairment of goodwill derived from notes receivable/payable (net)	$-	$204,600

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009

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

On January 28, 2007, X and O Cosmetics, Inc. changed its name to Juma Technology Corp.

Juma Technology Corp. (the “Company”) is a highly specialized convergence systems integrator with a complete suite of services for the implementation and management of an entity’s data, voice and video requirements. The Company is focused on providing converged communications solutions for various vertical markets with an emphasis in driving long-term professional services engagements, maintenance, monitoring and management contracts. The Company utilizes several different technologies in order to provide its expertise and solutions to clients across a broad spectrum of business-critical requirements, regardless of the objectives. The Company also offers telephone carrier services that enhance functionality and increase fault-tolerance while providing for robust business continuity via disaster recovery mechanisms. Its flagship offering allows Internet Protocol PBX’s to be interconnected within a client’s global network and to the Public Switched Telephone Network in 30 minutes or less, regardless of PBX manufacturer.

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

The financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nectar and Juma Acquisition. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying interim condensed consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended December 31, 2008.

The results and trends on these interim condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 may not be representative of those for the full fiscal year or any future periods.

Revenue Recognition

The Company derives revenue primarily from the sale and service of communication systems and applications. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer. Revenues from the sales of long-term projects that include installation services are recognized on the percentage of completion basis pursuant to the provisions of Statement of Position No. 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts" and Accounting Research Bulletin ("ARB") No. 45, "Long-term Construction-type Contracts.”

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
March 31, 2009

Inventory

Inventory, which consists of finished goods, is valued at the lower of cost or market. The first-in, first-out method is used to value the inventory.

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, warrants, convertible loans and other convertible securities utilizing the treasury stock method. There were 93,349,965 and 20,627,210 potentially dilutive shares for the three months ended March 31, 2009 and 2008, respectively. The effect of the potentially dilutive shares has been ignored, as it would be antidilutive.

Reclassifications

Certain amounts included for the period ended March 31, 2008 in the financial statements have been reclassified to conform to the presentation for the period ended March 31, 2009.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2009	December 31, 2008
Billed	$2,189,059	$2,801,264
Unbilled	1,460,254	382,720
Allowance for doubtful accounts	(293,640)	(391,501)
	$3,355,673	$2,792,483

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
March 31, 2009

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

In March 2008, the Company recorded a loan for $329,600 to the shareholders of AGN, pursuant to the agreement. This loan bears interest at a rate of 7.5%, and principal and interest are payable in quarterly installments over two years. Concurrent with the execution of this loan, the Company exercised its right to receive the $125,000 due to the Company based on the Addendum signed on September 18, 2007. The net effect of these transactions resulted in an adjustment to the purchase price and the creation of goodwill of $204,600, which was deemed impaired.

NOTE 5 –CONVERTIBLE NOTES PAYABLE and WARRANTS TO PURCHASE COMMON STOCK

On February 7, 2007, the Company began offering up to $2,000,000 of convertible promissory notes. The notes are non-interest bearing, mature in eighteen months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the notes purchased. As of March 31, 2009, the Company has sold $2,225,000 in notes. Of this amount $100,000 has been converted into common stock; $725,000 has been repaid and the notes cancelled; and $1,000,000 bearing annual interest at 14% was exchanged for a new note of $1,000,000 bearing annual interest of 14% and 1,065,790 shares of the Company’s common stock as further described below. In connection with the reporting of these convertible notes, the Company has not recorded a beneficial conversion feature as the conversion price was in excess of the stock price on the date the notes were entered into. The Company has recorded a discount of $741,667 to record the cost of the shares issued in lieu of interest.

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

On August 16, 2007, The Company signed a $5,000,000, 6% convertible promissory note with Vision Opportunity Master Fund, Ltd. ( a managing director of Vision Opportunity Master Fund, Ltd. is a director of the Company). Interest on the note is due quarterly and matures within nine months. The note also carries a Mandatory Conversion Option which calls for conversion of the note into convertible preferred stock once the Company is approved to issue preferred stock. The conversion price for this mandatory conversion is $0.60 per share. The note also carries an optional conversion feature, at the right of the holder, into Common Stock at $0.60 per share. The note also calls for the issuance of Series A, Series B, and Series C warrants and a potential future investment at the option of the holder. During September 2007, Vision converted the promissory note into 8,333,333 shares of Series A Convertible Preferred Stock.

In connection with the issuance of the warrants and beneficial conversion feature, the Company has reflected a value at the date of issuance for the warrants of $1,622,452 and a beneficial conversion feature value of $1,351,187. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 6%; and terms of between one and five years. The value of the beneficial conversion feature has been expensed during the quarter ended September 30, 2007, as the warrants were exercisable immediately.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009

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

In connection with the issuance of the warrants and beneficial conversion feature, the Company has reflected a value at the date of issuance for the warrants of $1,578,452 and a beneficial conversion feature value of $250,596. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 6%; and a term of 5 years.

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

The notes issued under the November 29, 2007 agreement accrue interest at 10% per annum from the date of issuance, and are payable, at the Company’s option, in cash or shares of its common stock, quarterly in arrears commencing on    December 31, 2007, March 31, 2008 and June 30, 2008, respectively. The maturity date of the notes is November 2010. The notes contains various events of default such as failing to make a payment of principal or interest when due, which if not cured, would require the Company to repay the holder immediately the outstanding principal sum of and any accrued interest on the notes. Each note requires the Company to prepay under the note if certain “Triggering Events” or “Major Transactions” occur while the note is outstanding. The holders of the notes are entitled to convert the notes into shares of the Company’s common stock at any time based on the fixed conversion price of $0.75 per share

Also, on June 20, 2008, the Company made several amendments to the convertible notes outstanding with aggregate principal amount $6,000,000 issued under the agreement dated November 29, 2007, including a reduction in the conversion price per share from $0.75 to $0.60. In addition, the exercise price of the warrants outstanding to purchase an aggregate 8,300,000 shares of common stock issued under the same agreement was reduced from $0.90 to $0.72. At the same time the Company and the holder entered into an agreement whereby the holder tendered all the warrants to purchase an aggregate 8,300,000 shares of common stock and the Company issued 498,000 shares of Series B Convertible Preferred Stock to the holder. All the warrants tendered were cancelled.

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
March 31, 2009

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

On February 9, 2009 the Company issued to Vision Opportunity Master Fund a convertible promissory note with principal amount $1,500,000 and a warrant to purchase 3,000,000 shares of common stock in exchange for $1,500,000 in cash. The promissory note matures one year from the date of issuance, bears interest at an annual rate of 10% and is initially convertible into shares the Company’s common stock at a conversion price of $0.25. The warrants have an exercise price of $0.25. The conversion price of the promissory notes and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events. If the Company receives at least $2,000,000 in gross proceeds from the issuance of convertible preferred stock or fixed-price convertible notes by June 9, 2009 the promissory notes will be subject to mandatory conversion into the securities then issued. The Company recognized a beneficial conversion feature of $360,000 in connection with the issuance of the convertible promissory note, which was expensed since the notes can be converted at any time.

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
March 31, 2009

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

At March 31, 2009, the Company has 6,218,750 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.20 to $1.33 per share under the 2006 Plan. These options carry a ten year term and vest ratably over five years. The options vested during the first twelve months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over one year. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $1,044,219.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009

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

At March 31, 2009, the Company has 6,228,750 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.20 to $0.60 per share under the 2007 Plan. These options carry a ten year term and vest ratably over various terms. The options vested during the first twelve months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over various terms. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $667,085.

On December 17, 2008 the Company adopted the 2008 Stock Option Plan of Juma Technology Corp., (the “2008 Plan”). The Plan provides for up to 6,228,750 shares of incentive and non-qualified options that may be granted to employees, directors and certain key affiliates. Under the Plan, incentive options may be granted at not less than the fair market value on the date of grant and non-statutory options may be granted at or below fair market value. The Company wishes to utilize the Plan to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by key employees, directors, and others. Options under the Plan will be either “incentive options” under Section 422A of the Internal Revenue Code of 1986, as amended, or “non-qualified stock options” which are not intended to so qualify.

At March 31, 2009, the Company has 6,038,250 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.14 to $0.16 per share under the 2008 Plan. These options carry a ten year term and vest ratably over various terms. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over a one year term. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $667,085 based on expected volatility of 72%, expected terms of five to ten years and risk free interest rate of 2.85%.

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

On June 20, 2008, the Company issued 498,000 shares of Series B Convertible Preferred Stock to Vision Opportunity Master Fund in exchange for warrants to purchase 8,300,000 shares of the Company’s common stock. All the warrants tendered were cancelled. The Series B Convertible Preferred stock is convertible into Common Stock of the Company at a 24:1 ratio.

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
March 31, 2009

On November 14, 2008 the outstanding part of the Series C Warrant was entirely exercised. The Company received $1,250,272 in cash and issued 356,000 shares of Series B Convertible Preferred Stock.

On February 9, 2009, the per share conversion price of the series B preferred stock was reduced from $0.50 to $0.25 pursuant to its price protection provisions. The Company recognized a deemed dividend to preferred shareholders of $5,599,440 as a result.

As of March 31, 2009, there were $470,137 in accrued unpaid dividends on the series A convertible preferred stock.

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

Results of Operations for the three months ended March 31, 2009 and 2008

Revenues for the three months ended March 31, 2009 increased $12,673 or less than 1% to $4,649,552, compared with revenues of $4,636,879 for the three months ended March 31, 2008. The increase in revenues was predominantly due to increased sales to new and existing customers.

Cost of goods sold for the three months ended March 31, 2009 decreased $329,639 or 9% to $3,324,460, compared to $3,654,099 for the three months ended March 31, 2008. The decrease is primarily attributable to lower project costs.

Gross margin for the three months ended March 31, 2009 increased $342,312 or 35% to $1,325,092, compared to $982,780 for the three months ended March 31, 2008. The increase is related to more efficient project management offset by cost of sales incurred by Nectar.

Selling expenses decreased by $144,743 or 28% to $375,816 for the three months ended March 31, 2009, compared to $520,599 for the three months ended March 31, 2008. The decrease was predominantly due to a decrease in marketing efforts.

Research and development expenses decreased by $48,227 or 27% to $133,358 for the three months ended March 31, 2009, compared to $181,585 for the three months ended March 31, 2008. All research and development expenses were incurred by Nectar. The decrease is primarily attributable to a decrease in the use of consultants.

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

General and administrative expenses decreased by $780,386 or 35% to $1,478,679 for the three months ended March 31, 2009, compared to $2,259,065 for the three months ended March 31, 2008. The decrease is primarily attributable to a decrease in salaries.

Amortization of discounts on notes increased $284,589 or 195%  to $430,545 for the three months ended March 31, 2009 compared to $145,956 for the three months ended March 31, 2008.  In February  2009 the Company recognized a beneficial conversion feature of $360,000 in connection with the issuance of a convertible promissory note, which was expensed since the notes can be converted at any time.

Interest expense (net) totaled $307,866 for the three months ended March 31, 2009 compared to $160,854 for the comparable period in 2008. The increase is primarily attributable to interest expense associated with the issuance of additional convertible promissory notes.

The Company experienced a net loss of $1,404,087 for the three months ended March 31, 2009 compared to a net loss of $2,491,239 for the comparable period in 2008. Currently Nectar incurs significant operational and development expenses that management believes will continue for the foreseeable future. Nectar generated a net loss of $480,365 for the three months ended March 31, 2009. The Company expects Nectar’s loss to continue until new sales outpace the current level of costs.

For the three months ended March 31, 2009, the Company recognized a deemed dividend to preferred shareholders of $5,599,440 as a result of  a decrease in the per share conversion price of the series B preferred stock from $0.50 $0.25 pursuant to its price protection provisions.

Liquidity and Capital Resources

As of March 31, 2009, the Company had total current assets of $4,086,631, and total current liabilities of $7,239,445, resulting in a current working capital deficit of $3,152,814. Also, at March 31, 2009 the Company had $485,649 in cash. Management does not believe that these amounts will be sufficient for the upcoming year, nor does it believe that the current business will be able to sustain the anticipated growth of the operations. Management will attempt to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

On February 7, 2007, the Company began offering up to $2,000,000 of convertible promissory notes. The notes are non-interest bearing, mature in eighteen months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the notes purchased. As of March 31, 2009, the Company has sold $2,225,000 in notes. Of this amount $100,000 has been converted into common stock; $725,000 has been repaid and the notes cancelled; and $1,000,000 bearing annual interest of 14% was exchanged for a new convertible note of $1,000,000 bearing annual interest of 14% and 1,065,790 shares of the Company’s common stock as further described below.

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

On August 16, 2007, the Company signed a $5,000,000, 6% convertible promissory note with Vision Opportunity Master Fund, Ltd. Interest on the note is due quarterly and matures within nine months. The note also carries a Mandatory Conversion Option which calls for conversion of the note into Convertible Preferred Stock once the Company is approved to issue preferred stock. The conversion price for this mandatory conversion is $0.60 per share. The Series A Convertible Preferred stock is convertible into Common Stock of the Company at a 2.4:1 ratio and carries a 6% dividend. The note also carries an optional conversion feature, at the right of the holder, into Common Stock at $0.60 per share. The note also calls for the issuance of Series A, Series B, and Series C warrants and a potential future investment at the option of the holder. During September 2007, Vision converted the promissory note into 8,333,333 shares of Series A Convertible Preferred Stock.

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

The notes issued under the November 29, 2007 agreement accrue interest at 10% per annum from the date of issuance, and are payable, at the Company’s option, in cash or shares of its common stock, quarterly in arrears commencing on  December 31, 2007, March 31, 2008 and June 30, 2008, respectively. The maturity date of the notes is November 2010. The notes contains various events of default such as failing to make a payment of principal or interest when due, which if not cured, would require the Company to repay the holder immediately the outstanding principal sum of and any accrued interest on the notes. Each note requires the Company to prepay under the note if certain “Triggering Events” or “Major Transactions” occur while the note is outstanding.

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

 Cash flows used in operations totaled $1,255,185 for the three months ended March 31, 2009, compared to $443,113 for the three months ended March 31, 2008. The increase in cash flows used in operations is predominantly due to a decrease in accounts payable offset by decreases in net loss and accounts receivable.

Cash flows used by investing activities was $36,018 for the three months ended March 31, 2009 compared to $140,475 for the three months ended March 31, 2009. The decrease in cash flows used in investing activities is due to a decrease in the acquisition of fixed assets.

Cash flows provided financing activities increased to $1,412,806 for the three months ended March 31, 2009 compared cash flows provided by financing activities of $1,402,582 for the three months ended March 31, 2008. The increase is attributable to an increase in proceeds from the issuance of convertible promissory notes..

The Company has one letter of credit outstanding with the same lender for a total of $14,394.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Anthony M. Servidio and Chief Financial Officer, Mr. Anthony Fernandez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juma Technology Corp. (Registrant)

Date: May 13, 2009	/s/ Anthony M. Servidio

Anthony M. Servidio Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 13, 2009	/s/ Anthony Fernandez

Anthony Fernandez Chief Financial Officer (Principal Financial and Accounting Officer)