Form 10-Q
period 2009-06-30
Juma Technology Corp.
filed 2009-08-13
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 46,468,945 Common Shares as of August 11, 2009

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	5
	Notes to Condensed Consolidated Financial Statements	6-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Results of Operations for the three and six months ended June 30, 2009 and 2008	14-15
	Liquidity and Capital Resources	15-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to Vote of Security Holders.	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

	Signatures	19

	Certifications	20-23

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Juma Technology Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$2,430,427	$364,046
Accounts receivable, (net of allowance of $261,340 and $391,501, respectively)	2,428,743	2,792,483
Inventory	78,564	254,531
Prepaid expenses	36,481	17,561
Other current assets	125,000	196,922
Total current assets	5,099,215	3,625,543

Fixed assets, (net of accumulated depreciation of $629,431 and $439,457, respectively)	1,361,932	1,512,535

Other assets	296,018	302,856
Total assets	$6,757,165	$5,440,934

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Notes payable	$347,705	$297,242
Convertible notes payable, (net of discount of $1,501,128 and plus premium of $93,669, respectively)	4,441,372	1,493,669
Current portion of capital leases payable	182,014	209,413
Accounts payable	2,261,998	2,809,419
Accrued expenses	454,229	615,939
Deferred revenue	112,884	1,021,914
Total current liabilities	7,800,202	6,447,596

Capital leases payable, net of current maturities	106,862	199,582
Notes payable	-	43,818
Convertible notes payable, (plus premium of $747,722 and net of discount of $267,216, respectively)	6,747,722	5,732,784
Other liabilities	450,000	-
Total liabilities	15,104,786	12,423,780

Commitments and contingencies

Stockholders' deficiency
Series A Preferred stock, $0.0001 par value, 8,333,333 shares authorized, 8,333,333 shares issued and outstanding, respectively	833	833
Series B Preferred stock, $0.0001 par value, 1,666,667 shares authorized, 1,666,500 and 1,666,500 shares issued and outstanding, respectively	167	167
Common stock, $0.0001 par value, 900,000,000 shares authorized, and 46,343,945 shares issued and outstanding, respectively	4,634	4,634
Additional paid-in capital	31,731,863	21,225,245
Warrants	2,249,624	327,139
Retained deficit	(42,334,742)	(28,540,864)
Total stockholders' deficiency	(8,347,621)	(6,982,846)
Total liabilities and stockholders' deficiency	$6,757,165	$5,440,934

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and six  months ended June 30,

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Sales	$3,391,130	$4,974,747	$8,040,682	$9,611,626
Cost of goods sold	2,308,627	3,919,401	5,633,087	7,573,500
Gross margin	1,082,503	1,055,346	2,407,595	2,038,126

Operating expenses
Selling	397,172	536,546	772,988	1,057,105
Research and development	123,241	207,937	256,599	389,522
Goodwill impairment	-	-	-	204,600
General and administrative	2,764,944	2,362,709	4,243,623	4,621,774
Total operating expenses	3,285,357	3,107,192	5,273,210	6,273,001

(Loss) from operations	(2,202,854)	(2,051,846)	(2,865,615)	(4,234,875)

Amortization of discount on notes	(2,611,036)	(395,504)	(3,041,580)	(541,460)
Interest (expense), net	(305,260)	(189,187)	(613,127)	(350,041)

(Loss) before income taxes	(5,119,150)	(2,636,537)	(6,520,322)	(5,126,376)
Provision for income taxes	4,534	299	7,449	1,699

Net (loss)	$(5,123,684)	$(2,636,836)	$(6,527,771)	$(5,128,075)
Deemed preferred stock dividend	1,666,667	1,112,200	7,266,107	1,112,200
Net (loss) attributable to common shareholders	$(6,790,351)	$(3,749,036)	$(13,793,878)	$(6,240,275)

Basic and diluted net (loss) per share attributable to common shareholders	$(0.15)	$(0.09)	$(0.30)	$(0.14)
Weighted average common shares outstanding	46,343,945	43,948,950	46,343,945	43,947,741

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30,

	2009	2008
Operating Activities
Net loss	$(6,527,771)	$(5,128,075)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation expense	189,974	171,244
Stock option compensation expense	457,844	449,412
Amortization of discount on notes payable	3,041,580	541,460
Bad debt expense	(130,164)	68,783
Amortization of loan costs	48,910	34,190
Non-current interest expense	300,000	-
Early extinguishment of debt	1,116,192	-
Impairment of goodwill derived from notes	-	204,600
Changes in operating assets and liabilities:
Accounts receivable	493,904	(211,934)
Inventory	175,967	28,069
Prepaid expenses	(18,920)	28,961
Other current assets	71,922	121,733
Security deposit	-	(7,553)
Accounts payable and accrued expenses	(517,465)	1,219,507
Deferred revenue	(909,030)	641,160
Net cash flows (used) by operating activities	(2,207,057)	(1,838,443)

Investing Activities
Acquisition of fixed assets	(39,371)	(238,073)
Increase in other assets	(42,072)	-
Net cash flows (used) provided by investing activities	(81,443)	(238,073)

Financing Activities
Proceeds from issuance of convertible notes payable	4,475,000	2,900,000
Proceeds from stock option exercise	-	2,500
Repayment of convertible promissory notes	-	(75,000)
Repayment of capital leases payable	(120,119)	(110,642)
Net cash flows provided by financing activities	4,354,881	2,716,858

Net change in cash	2,066,381	640,342
Cash, beginning of period	364,046	302,889
Cash, end of period	$2,430,427	$943,231

Supplemental Cash Flow Information:
Interest paid	$146,604	$350,259
Income taxes paid	7,449	1,400

NONCASH INVESTING ACTIVITY
Impairment of goodwill derived from notes receivable/payable (net)	$-	$204,600
Fixed assets acquired through the issuance of notes and warrants	-	156,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009

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

The results and trends on these interim condensed consolidated financial statements for the three and six months ended June 30, 2009 and 2008 may not be representative of those for the full fiscal year or any future periods.

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
June 30, 2009

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

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, warrants, convertible loans and other convertible securities utilizing the treasury stock method. There were 149,012,000 potentially dilutive shares for the three months and six months ended June 30, 2009. There were 15,943,000 and 18,686,000 potentially dilutive shares for the three and six months ended June 30, 2008, respectively. The effect of the potentially dilutive shares has been ignored, as it would be antidilutive.

Recent Accounting Pronouncements

In June 2008 the FASB promulgated Emerging Issues Task Force Issue 08-4, “Transition Guidance for Conforming Changes to EITF Issue No. 98-5, 'Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” EITF Issue 08-4 specifies conforming changes made to EITF Issue 98-5 that resulted from EITF Issue 00-27 and Statement 150 and is effective for financial statements issued for fiscal years ending after December 15, 2008 with earlier application permitted. The Company has adopted the provisions of EITF Issue 08-4.

Reclassifications

Certain amounts included for the period ended June 30, 2008 in the financial statements have been reclassified to conform to the presentation for the period ended June 30, 2009.

Subsequent Events

The Company evaluated the effects of all subsequent events through August 13, 2009, the date on which the financial statements were issued.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2009	December 31, 2008
Billed	$1,921,680	$2,801,264
Unbilled	768,403	382,720
Allowance for doubtful accounts	(261,340)	(391,501)
	$2,428,743	$2,792,483

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
June 30, 2009

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

In accordance with the terms and provisions of the Agreement, in exchange for all of the capital stock of AGN, the Company paid a total of $200,000 to Mr. Ernie Darias and Mr. Albert Rodriquez (the "AGN shareholders"). This amount was paid by issuing ninety-day promissory notes to each of Mr. Darias and Mr. Rodriquez. In addition, the Agreement provides that Juma will forgive $125,000 of the loan previously made to AGN. Also, the Company issued an aggregate of 320,000 shares of common stock to the shareholders of AGN in connection with the Agreement. The Company committed that the 320,000 shares will have a value of at least $640,000 one year from the date of the Agreement or the Company will issue to the AGN shareholders a two-year promissory note reflecting the difference between the value of the 320,000 shares and $640,000. The Company also paid off certain obligations of AGN to Avatel Technologies, Inc., an entity owned by certain shareholders of AGN, in the aggregate amount of $675,000 by paying $200,000 in cash and by issuing a promissory note for the balance. The Company has entered into an employment agreement with Mr. Rodriquez. The Employment Agreement with Mr. Rodriquez is for a term of two years and a base salary of $125,000 per annum.

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
June 30, 2009

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

The notes issued under the November 29, 2007 agreement accrue interest at 10% per annum from the date of issuance, and are payable, at the Company’s option, in cash on the maturity date, which  is November 2010. The notes contain various events of default such as failing to make a payment of principal or interest when due, which if not cured, would require the Company to repay the holder immediately the outstanding principal sum of and any accrued interest on the notes. Each note requires the Company to prepay under the note if certain “Triggering Events” or “Major Transactions” occur while the note is outstanding. The holders of the notes are entitled to convert the notes into shares of the Company’s common stock at any time based on the fixed conversion price of $0.75 per share.

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
June 30, 2009

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

On February 9, 2009 the Company issued to Vision Opportunity Master Fund a convertible promissory note with principal amount $1,500,000 and a warrant to purchase 3,000,000 shares of common stock in exchange for $1,500,000 in cash. The promissory note matures one year from the date of issuance, bears interest at an annual rate of 10% and is initially convertible into shares the Company’s common stock at a conversion price of $0.25. The warrants have an exercise price of $0.25 and a term of five years. The conversion price of the promissory notes and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events. The Company recognized a beneficial conversion feature of $360,000 in connection with the issuance of the convertible promissory note, which was expensed since the notes can be converted at any time.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009

On May 21, 2009 the Company issued to Vision Opportunity Master Fund a convertible promissory note with principal amount $4,542,500 and a warrant to purchase 15,141,667 shares of common stock in exchange for cancellation of the promissory note with principal amount $1,500,000 issued on February 9, 2009 and $3,000,000 in cash. The promissory note issued matures one year from the date of issuance, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion  price of $0.15. The warrants have an exercise price of $0.15 per share and a term of five years. In addition, the following price protection provisions were invoked: the conversion price on all convertible notes held by Vision was reduced from $0.25 to $0.15; the conversion price of the Series A Preferred Stock was reduced from $0.25 to $0.15; and the exercise price of the Series B Warrants held by Vision was reduced from $0.46 to $0.25.

The Company recognized a beneficial conversion feature of  approximately $2,422,000 in connection with the convertible promissory notes issued on May 21, 2009. The beneficial conversion feature was expensed immediately since the notes can be converted into shares of common stock at any time. The Company recognized a loss of approximately $97,000 on early extinguishment of debt related to cancellation of the promissory note with principal amount of $1,500,000 issued on February 9, 2009. The reduction in the conversion price on all convertible notes held by Vision from $0.25 to $0.15 resulted in a loss on the early extinguishment of debt of  $1,018,810. The reduction in the conversion price of the Series A Preferred Stock from $0.25 to $0.15 resulted in a deemed dividend of  $1,666,667. The reduction in the exercise price of the Series B Warrants held by Vision from $0.46 to $0.25 resulted in increase of additional paid-in capital allocated to warrants of  $259,516.

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
June 30, 2009

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

At June 30, 2009, the Company has 5,988,750 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.20 to $1.33 per share under the 2006 Plan. These options carry a ten year term and vest ratably over five years. The options vested during the first twelve months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over one year. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $1,225,163.

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

At June 30, 2009, the Company has 6,208,750 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.20 to $0.60 per share under the 2007 Plan. These options carry a ten year term and vest ratably over various terms. The options vested during the first twelve months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over various terms. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $649,488 .

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

At June 30, 2009, the Company has 5,838,250 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.14 to $0.16 per share under the 2008 Plan. These options carry a ten year term and vest ratably over various terms. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over a one year term. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $414,925 based on expected volatility of 72%, term of five to ten years and risk free interest rate of 2.85%.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009

NOTE 9 – PREFERRED STOCK

In July 2007, the Board of Directors approved an amendment to the Company's certificate of incorporation to authorize 10,000,000 shares of $0.0001 par value preferred stock.

On August 16, 2007, the Company signed a $5,000,000, 6% convertible promissory note with Vision Opportunity Master Fund, Ltd (“Vision”). Interest on the note is due quarterly and matures within nine months. The note also carries a Mandatory Conversion Option which calls for conversion of the note into Convertible Preferred Stock once the Company is approved to issue preferred stock. The conversion price for this mandatory conversion is $0.60 per share. The Series A Convertible Preferred stock is convertible into Common Stock of the Company at a 4:1 ratio and carries a 6% dividend. The note also carries an optional conversion, at the right of the holder, into Common Stock at $0.60 per share. The note also calls for the issuance of Series A, Series B, and Series C warrants and a potential future investment at the option of the holder. During September 2007, Vision converted the promissory note into 8,333,333 shares of Series A Convertible Preferred Stock.

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

On May 21, 2009, the per share conversion price of the series A preferred stock was reduced from $0.25 to $0.15 pursuant to its price protection provisions. The Company recognized a deemed dividend to preferred shareholders of $1,666,667 as a result.

As of June 30, 2009, there were $544,931 in accrued unpaid dividends on the series A convertible preferred stock.

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

Results of Operations for the three months ended June 30, 2009 and 2008

Revenues for the three months ended June 30, 2009 decreased $1,583,617 or 32% to $3,391,130, compared with revenues of $4,974,747 for the three months ended June 30, 2008. The decrease in revenues was predominantly due to decreased sales to existing customers.

Cost of goods sold for the three months ended June 30, 2009 decreased $1,610,774 or 41% to $2,308,627, compared to $3,919,401 for the three months ended June 30, 2008. The decrease is primarily attributable to a decrease in sales.

Gross margin for the three months ended June 30, 2009 increased $27,157 or 3% to $1,082,503, compared to $1,055,346 for the three months ended June 30, 2008. The increase is related to more efficient project management offset by cost of sales incurred by Nectar.

Selling expenses decreased by $139,374 or 26% to $397,172 for the three months ended June 30, 2009, compared to $536,546 for the three months ended June 30, 2008. The decrease was predominantly due to a decrease in marketing efforts.

Research and development expenses decreased by $84,696 or 41% to $123,241 for the three months ended June 30, 2009, compared to $207,937 for the three months ended June 30, 2008. All research and development expenses were incurred by Nectar. The decrease is primarily attributable to a decrease in the use of consultants.

General and administrative expenses increased by $402,235 or 17% to $2,764,944 for the three months ended June 30, 2009, compared to $2,362,709 for the three months ended June 30, 2008. The Company recognized a loss from the early extinguishment of debt of approximately $1,116,000 in the three months ended June 30, 2009, which was partially offset by a decrease in salaries.

Amortization of discounts on notes increased $2,215,532 or 560%  to $2,611,036 for the three months ended June 30, 2009 compared to $395,504 for the three months ended June 30, 2008.  In May 2009 the Company recognized a beneficial conversion feature of  approximately $2,423,000 in connection with the issuance of a convertible promissory note, which was expensed since the notes can be converted at any time.

Interest expense (net) totaled $305,260 for the three months ended June 30, 2009 compared to $189,187 for the comparable period in 2008. The increase is primarily attributable to interest expense associated with the issuance of additional convertible promissory notes.

The Company incurred a net loss of $5,123,684 for the three months ended June 30, 2009 compared to a net loss of $2,636,836 for the comparable period in 2008. This increase is partially related to the amortization of discounts on notes which totaled $2,611,036.  In addition, Nectar incurs significant operational and development expenses that management believes will continue for the foreseeable future. Nectar generated a net loss of approximately $667,000 for the three months ended June 30, 2009. The Company expects Nectar’s loss to continue until new sales outpace the current level of costs.

For the three months ended June 30, 2009, the Company recognized a deemed dividend to preferred shareholders of $1,666,667 as a result of  a decrease in the per share conversion price of the series A preferred stock from $0.25 to $0.15 pursuant to its price protection provisions.  For the three months ended June 30, 2008, the Company recognized a deemed dividend to preferred shareholders of $1,112,200 in connection with the issuance of 498,000 shares of series B preferred stock in exchange for warrants to purchase 8,300,000 shares of common stock.

Results of Operations for the six months ended June 30, 2009 and 2008

Revenues for the six months ended June 30, 2009 decreased $1,570,944 or 16% to $8,040,682, compared with revenues of $9,611,626 for the six months ended June 30, 2008. The decrease in revenues was predominantly due to decreased sales to existing customers.

Cost of goods sold for the six months ended June 30, 2009 decreased $1,940,413 or 26% to $5,633,087, compared to $7,573,500 for the six months ended June 30, 2008. The decrease is primarily attributable to lower project costs.

Gross margin for the six months ended June 30, 2009 increased $369,469 or 18% to $2,407,595, compared to $2,038,126 for the six months ended June 30, 2008. The increase is related to more efficient project management offset by cost of sales incurred by Nectar.

Selling expenses decreased by $284,117 or 27% to $772,988 for the six months ended June 30, 2009, compared to $1,057,105 for the six months ended June 30, 2008. The decrease was predominantly due to a decrease in marketing efforts.

Research and development expenses decreased by $132,923 or 34% to $256,599 for the six months ended June 30, 2009, compared to $389,522 for the six months ended June 30, 2008. All research and development expenses were incurred by Nectar. The decrease is primarily attributable to a decrease in the use of consultants.

The goodwill, which is associated with the acquisition of Nectar, was deemed impaired at the time of the acquisition. This goodwill impairment was adjusted during the six months ended June 30, 2008 due to a loan which was created due to a provision in the purchase contract offset by an addendum to the purchase contract which allowed for a receivable which entitled the Company to a refund of a deposit on a potential acquisition. These items resulted in additional goodwill impairment of $204,600.

General and administrative expenses decreased by $378,151 or 8% to $4,243,623 for the six months ended June 30, 2009, compared to $4,621,774 for the six months ended June 30, 2008. The decrease is primarily attributable to a decrease in salaries and bad debt expense which was partially offset by a loss from the early extinguishment of debt of approximately $1,116,000 in the six months ended June 30, 2009.

Amortization of discounts on notes increased $2,500,120 or 462% to $3,041,580 for the six months ended June 30, 2009 compared to $541,460 for the six months ended June 30, 2008.  In May 2009 the Company recognized a beneficial conversion feature of approximately $2,423,000 and in February  2009  recognized a beneficial conversion feature of $360,000 in connection with the issuance of convertible promissory notes, which were expensed since the notes can be converted at any time.

Interest expense (net) totaled $613,127 for the six months ended June 30, 2009 compared to $350,041 for the comparable period in 2008. The increase is primarily attributable to interest expense associated with the issuance of additional convertible promissory notes.

The Company incurred a net loss of $6,527,771 for the six months ended June 30, 2009 compared to a net loss of $5,128,075 for the comparable period in 2008. This increase is partially related to the amortization of discounts on notes which totaled $3,041,580 and $541,460, respectively.  Currently, Nectar incurs significant operational and development expenses that management believes will continue for the foreseeable future. Nectar generated a net loss of approximately $1,147,000 for the six months ended June 30, 2009. The Company expects Nectar’s loss to continue until new sales outpace the current level of costs.

In May 2009 Company recognized a deemed dividend to preferred shareholders of $1,666,667 as a result of  a decrease in the per share conversion price of the series A preferred stock from $0.25 to $0.15 pursuant to its price protection provisions.  In February 2009 the Company recognized a deemed dividend to preferred shareholders of $5,599,440 as a result of  a decrease in the per share conversion price of the series B preferred stock from $0.50 $0.25 pursuant to its price protection provisions. In June 2008, the Company recognized a deemed dividend to preferred shareholders of $1,112,200 in connection with the issuance of 498,000 shares of series B preferred stock in exchange for warrants to purchase 8,300,000 shares of common stock.

Liquidity and Capital Resources

As of June 30, 2009, the Company had total current assets of $5,099,215, and total current liabilities of $7,800,202, resulting in a current working capital deficit of $2,700,987. Also, at June 30, 2009 the Company had $2,430,427 in cash. Management does not believe that these amounts will be sufficient for the upcoming year, nor does it believe that the current business will be able to sustain the anticipated growth of the operations. Management will attempt to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

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

On August 16, 2007, the Company signed a $5,000,000, 6% convertible promissory note with Vision Opportunity Master Fund, Ltd. Interest on the note is due quarterly and matures within nine months. The note also carries a Mandatory Conversion Option which calls for conversion of the note into Convertible Preferred Stock once the Company is approved to issue preferred stock. The conversion price for this mandatory conversion is $0.60 per share. The Series A Convertible Preferred stock is convertible into Common Stock of the Company at a 4:1 ratio and carries a 6% dividend. The note also carries an optional conversion feature, at the right of the holder, into Common Stock at $0.60 per share. The note also calls for the issuance of Series A, Series B, and Series C warrants and a potential future investment at the option of the holder. During September 2007, Vision converted the promissory note into 8,333,333 shares of Series A Convertible Preferred Stock.

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

On May 21, 2009 the Company issued to Vision Opportunity Master Fund a convertible promissory note with principal amount $4,542,500 and a warrant to purchase 15,141,667 shares of common stock in exchange for cancellation of the promissory note with principal amount $1,500,000 issued on February 9, 2009 and $3,000,000 in cash. The promissory note issued matures one year from the date of issuance, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 per share and a term of five years. In addition, the following price protection provisions were invoked: the conversion price on all convertible notes held by Vision was reduced from $0.25 to $0.15; the conversion price of the Series A Preferred Stock was reduced from $0.25 to $0.15; and the exercise price of the Series B Warrants held by Vision was reduced from $0.46 to $0.25.

Cash flows used in operations totaled $2,207,057 for the six months ended June 30, 2009, compared to $1,838,443 for the six months ended June 30, 2008. The increase in cash flows used in operations is predominantly due to increases in net loss and decreases in accounts payable and accrued expenses and deferred revenue offset by increases in amortization of discounts on notes payable, early extinguishment of debt and accounts receivable.

Cash flows used by investing activities was $81,443 for the six months ended June 30, 2009 compared to $238,073 for the six months ended June 30, 2009. The decrease in cash flows used in investing activities is due primarily to a decrease in the acquisition of fixed assets.

Cash flows provided financing activities increased to $4,354,881 for the six months ended June 30, 2009 compared cash flows provided by financing activities of $2,716,858 for the six months ended June 30, 2008. The increase is attributable to an increase in proceeds from the issuance of convertible promissory notes.

The Company has one letter of credit outstanding with the same lender for a total of $14,394.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Anthony M. Servidio and Chief Financial Officer, Mr. Anthony Fernandez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

Juma Technology Corp. (Registrant)
Date: August 13, 2009	/s/ Anthony M. Servidio

Anthony M. Servidio Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 13, 2009	/s/ Anthony Fernandez

Anthony Fernandez Chief Financial Officer (Principal Financial and Accounting Officer)