Form 10-Q
period 2009-09-30
Juma Technology Corp.
filed 2009-11-13
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 46,468,945 Common Shares as of November 9, 2009

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	5
	Notes to Condensed Consolidated Financial Statements	6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Results of Operations for the three and nine months ended September 30, 2009 and 2008	15-16
	Liquidity and Capital Resources	16-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to Vote of Security Holders	19

Item 5.	Other Information	20

Item 6.	Exhibits	20

	Signatures	20

	Certifications	21-24

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Juma Technology Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$1,774,299	$364,046
Accounts receivable, (net of allowance of $249,986 and $391,501, respectively)	2,547,029	2,792,483
Inventory	180,457	254,531
Prepaid expenses	40,984	17,561
Other current assets	133,889	196,922
Total current assets	4,676,658	3,625,543

Fixed assets, (net of accumulated depreciation of $727,950 and $439,457, respectively)	1,310,763	1,512,535

Other assets	272,183	302,856
Total assets	$6,259,604	$5,440,934

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Notes payable	$-	$297,242
Convertible notes payable, (net of discount of $810,218 and plus premium of $93,669, respectively)	6,518,424	1,493,669
Current portion of capital leases payable	185,517	209,413
Accounts payable	1,803,731	2,809,419
Accrued expenses and taxes payable	608,174	615,939
Deferred revenue	283,534	1,021,914
Total current liabilities	9,399,380	6,447,596

Capital leases payable, net of current maturities	58,497	199,582
Notes payable	-	43,818
Convertible notes payable, (plus premium of $48,053 and net of discount of $267,216, respectively)	5,951,947	5,732,784
Other liabilities	600,000	-
Total liabilities	16,009,824	12,423,780

Commitments and contingencies

Stockholders' deficiency
Series A Preferred stock, $0.0001 par value, 8,333,333 shares authorized, 8,333,333 shares issued and outstanding, respectively	833	833
Series B Preferred stock, $0.0001 par value, 1,666,667 shares authorized, 1,666,500 and 1,666,500 shares issued and outstanding, respectively	167	167
Common stock, $0.0001 par value, 900,000,000 shares authorized, and 46,468,945 shares issued and outstanding, respectively	4,646	4,634
Additional paid-in capital	32,360,906	21,225,245
Warrants	2,969,281	327,139
Retained deficit	(45,086,053)	(28,540,864)
Total stockholders' deficiency	(9,750,220)	(6,982,846)
Total liabilities and stockholders' deficiency	$6,259,604	$5,440,934

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and nine  months ended September 30,

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Sales	$1,896,250	$5,825,309	$9,936,932	$15,436,935
Cost of goods sold	1,004,817	3,965,952	6,637,904	11,539,452
Gross margin	891,433	1,859,357	3,299,028	3,897,483

Operating expenses
Selling	387,970	348,972	1,160,958	1,406,077
Research and development	59,136	239,581	315,735	629,103
Goodwill impairment	-	-	-	204,600
General and administrative	1,871,910	3,564,999	6,115,533	8,186,773
Total operating expenses	2,319,016	4,153,552	7,592,226	10,426,553

(Loss) from operations	(1,427,583)	(2,294,195)	(4,293,198)	(6,529,070)

Amortization of discount on notes	(984,286)	(107,078)	(4,025,866)	(655,538)
Interest (expense), net	(339,249)	(290,636)	(952,376)	(633,677)

(Loss) before income taxes	(2,751,118)	(2,691,909)	(9,271,440)	(7,818,285)
(Benefit)/Provision for income taxes	193	20,312	7,642	22,011

Net (loss)	$(2,751,311)	$(2,712,221)	$(9,279,082)	$(7,840,296)
Deemed preferred stock dividend	-	-	7,266,107	1,112,200
Net (loss) attributable to common shareholders	$(2,751,311)	$(2,712,221)	$(16,545,189)	$(8,952,496)

Basic and diluted net (loss) per share attributable to common shareholders	$(0.06)	$(0.06)	$(0.36)	$(0.20)
Weighted average common shares outstanding	46,452,641	44,718,084	46,380,575	44,206,378

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30,

	2009	2008
Operating Activities
Net loss	$(9,279,082)	$(7,840,296)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation expense	288,493	514,736
Stock option compensation expense	630,562	559,038
Amortization of discount on notes payable	4,025,866	655,538
Bad debt expense	(141,518)	230,120
Amortization of loan costs	84,850	54,602
Non-current interest expense	450,000	-
Early extinguishment of debt	1,116,192	-
Impairment of goodwill derived from notes	-	204,600
Loss on early extinguishment of debt	-	795,091
Common stock issued for interest	-	209,500
Common stock and warrants issued for services	88,999	-
Changes in operating assets and liabilities:
Accounts receivable	386,972	557,258
Inventory	74,074	21,814
Prepaid expenses	(23,423)	62,303
Other current assets	63,033	114,476
Security deposit	-	15,573
Accounts payable and accrued expenses	(821,787)	1,316,433
Deferred revenue	(738,380)	(439,851)
Net cash flows (used) by operating activities	(3,795,149)	(2,969,065)

Investing Activities
Acquisition of fixed assets	(86,721)	(216,713)
Increase in other assets	(54,177)	-
Net cash flows (used) provided by investing activities	(140,898)	(216,713)

Financing Activities
Proceeds from issuance of convertible notes payable	5,511,281	2,900,000
Proceeds from stock option exercise	-	2,500
Proceeds from warrant exercise	-	1,250,000
Repayment of convertible promissory notes	-	(575,000)
Repayment of loan	-	(150,000)
Repayment of capital leases payable	(164,981)	(133,934)
Net cash flows provided by financing activities	5,346,300	3,293,566

Net change in cash	1,410,253	107,788
Cash, beginning of period	364,046	302,889
Cash, end of period	$1,774,299	$410,677

Supplemental Cash Flow Information:
Interest paid	$189,492	$279,290
Income taxes paid	9,518	21,711

NONCASH INVESTING ACTIVITY
Impairment of goodwill derived from notes receivable/payable (net)	$-	$204,600
Fixed assets acquired through the issuance of notes and warrants	-	206,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009

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

The results and trends on these interim condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 may not be representative of those for the full fiscal year or any future periods.

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
September 30, 2009

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

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, warrants, convertible loans and other convertible securities utilizing the treasury stock method. There were 159,567,555 and 157,787,363 potentially dilutive shares for the three months and nine months ended September 30, 2009, respectively. There were 33,764,961 and 35,156,908 potentially dilutive shares for the three and nine months ended September 30, 2008, respectively. The effect of the potentially dilutive shares has been ignored, as it would be antidilutive.

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

Reclassifications

Certain amounts included for the period ended September 30, 2008 in the financial statements have been reclassified to conform to the presentation for the period ended September 30, 2009.

Subsequent Events

The Company evaluated the effects of all subsequent events through November 12, 2009, the date on which the financial statements were issued.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2009	December 31, 2008
Billed	$1,905,045	$2,801,264
Unbilled	891,970	382,720
Allowance for doubtful accounts	(249,986)	(391,501)
	$2,547,029	$2,792,483

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
September 30, 2009

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
September 30, 2009

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

The notes issued under the November 29, 2007 agreement accrue interest at 10% per annum from the date of issuance, and are payable, at the Company’s option in cash on the maturity date, which is November 2010. The notes contain various events of default such as failing to make a payment of principal or interest when due, which if not cured, would require the Company to repay the holder immediately the outstanding principal sum of and any accrued interest on the notes. Each note requires the Company to prepay under the note if certain “Triggering Events” or “Major Transactions” occur while the note is outstanding. The holders of the notes are entitled to convert the notes into shares of the Company’s common stock at any time based on the fixed conversion price of $0.75 per share.

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
September 30, 2009

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
September 30, 2009

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

On September 24, 2009 the Company issued to Vision Capital Advantage Fund, LP a convertible promissory note with principal amount $1,036,280.53 and a warrant to purchase 3,454,268  shares of common stock in exchange for $1,036,280.53 in cash. The promissory note matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. The conversion price of the promissory notes and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events. The Company recognized a beneficial conversion feature of $691,000 in connection with the issuance of the convertible promissory note, which was expensed since the notes can be converted at any time.

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
September 30, 2009

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

At September 30, 2009, the Company has 6,139,421 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.20 to $1.33 per share under the 2006 Plan. These options carry a ten year term and vest ratably over five years. The options vested during the first twelve months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over one year. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $1,177,326.

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

At September 30, 2009, the Company has 6,099,526 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.20 to $0.60 per share under the 2007 Plan. These options carry a ten year term and vest ratably over various terms. The options vested during the first twelve months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over various terms. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $639,658 .

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009

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

At September 30, 2009, the Company has 5,791,127 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.14 to $0.16 per share under the 2008 Plan. These options carry a ten year term and vest ratably over various terms. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over a one year term. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $411,626.

The fair value of options granted during the nine months ended September 30, 2009 was determined using expected volatility of  between 65.9% and 72.0%, term of three to ten years and risk free interest rate of between 1.44% and 3.38%.

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
September 30, 2009

On May 21, 2009, the per share conversion price of the series A preferred stock was reduced from $0.25 to $0.15 pursuant to its price protection provisions. The Company recognized a deemed dividend to preferred shareholders of $1,666,667 as a result.

As of September 30, 2009, there were $620,548 in accrued unpaid dividends on the series A convertible preferred stock.

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

Results of Operations for the three months ended September 30, 2009 and 2008

Revenues for the three months ended September 30, 2009 decreased $3,929,059 or 67% to $1,896,250, compared with revenues of $5,825,309 for the three months ended September 30, 2008. The decrease in revenues was predominantly due to decreased sales to existing customers.

Cost of goods sold for the three months ended September 30, 2009 decreased $2,961,135 or 75% to $1,004,817, compared to $3,965,952 for the three months ended September 30, 2008. The decrease is primarily attributable to lower project costs.

Gross margin for the three months ended September 30, 2009 decreased $967,924 or 52% to $891,433, compared to $1,859,357 for the three months ended September 30, 2008. The decrease is directly attributable to the decrease in revenue.

Selling expenses increased by $38,998 or 11% to $387,970 for the three months ended September 30, 2009, compared to $348,972 for the three months ended September 30, 2008. The decrease was predominantly due to an increase in marketing efforts.

Research and development expenses decreased by $180,455 or 75% to $59,136 for the three months ended September 30, 2009, compared to $239,581 for the three months ended September 30, 2008. All research and development expenses were incurred by Nectar. The decrease is primarily attributable to a decrease in the use of consultants.

General and administrative expenses decreased by $1,693,089 or 47% to $1,871,910 for the three months ended September 30, 2009, compared to $3,564,999 for the three months ended September 30, 2008. The Company recognized a loss from the early extinguishment of debt of approximately $795,000 in the three months ended June 30, 2008, in addition salary expense decreased $445,000 in the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Amortization of discounts on notes increased $877,208 or 819% to $984,286 for the three months ended September 30, 2009 compared to $107,078 for the three months ended September 30, 2008.  In September 2009 the Company recognized a beneficial conversion feature of  approximately $691,000 in connection with the issuance of a convertible promissory note, which was expensed since the notes can be converted at any time.

Interest expense (net) totaled $339,249 for the three months ended September 30, 2009 compared to $290,636 for the comparable period in 2008. The increase is primarily attributable to interest expense associated with the issuance of additional convertible promissory notes.

The Company incurred a net loss of $2,751,311 for the three months ended September 30, 2009 compared to a net loss of $2,712,221 for the comparable period in 2008. Nectar incurs significant operational and development expenses that management believes will continue for the foreseeable future. Nectar generated a net loss of approximately $412,000 for the three months ended September 30, 2009. The Company expects Nectar’s loss to continue until new sales outpace the current level of costs.

Results of Operations for the nine months ended September 30, 2009 and 2008

Revenues for the nine months ended September 30, 2009 decreased $5,500,003 or 36% to $9,936,932, compared with revenues of $15,436,935 for the nine months ended September 30, 2008. The decrease in revenues was predominantly due to decreased sales to existing customers.

Cost of goods sold for the nine months ended September 30, 2009 decreased $4,901,548 or 42% to $6,637,904, compared to $11,539,452 for the nine months ended September 30, 2008. The decrease is primarily attributable to lower project costs.

Gross margin for the nine months ended September 30, 2009 decreased $598,455 or 15% to $3,299,028, compared to $3,897,483 for the nine months ended September 30, 2008. The decrease is directly attributable to the decrease in revenue.

Selling expenses decreased by $245,119 or 17% to $1,160,958 for the nine months ended September 30, 2009, compared to $1,406,077 for the nine months ended September 30, 2008. The decrease was predominantly due to a decrease in marketing efforts.

Research and development expenses decreased by $313,368 or 50% to $315,735 for the nine months ended September 30, 2009, compared to $629,103 for the nine months ended September 30, 2008. All research and development expenses were incurred by Nectar. The decrease is primarily attributable to a decrease in the use of consultants.

The goodwill, which is associated with the acquisition of Nectar, was deemed impaired at the time of the acquisition. This goodwill impairment was adjusted during the nine months ended September 30, 2008 due to a loan which was created due to a provision in the purchase contract offset by an addendum to the purchase contract which allowed for a receivable which entitled the Company to a refund of a deposit on a potential acquisition. These items resulted in additional goodwill impairment of $204,600.

General and administrative expenses decreased by $2,071,240 or 25% to $6,115,533 for the nine months ended September 30, 2009, compared to $8,186,733 for the nine months ended September 30, 2008. The decrease is primarily attributable to a decrease in salary expense of $1,231,000 and bad debt expense of $372,000 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Amortization of discounts on notes increased $3,370,328 or 514% to $4,025,866 for the nine months ended September 30, 2009 compared to $655,538 for the nine months ended September 30, 2008. The Company recognized beneficial conversion features of approximately $360,000, $2,423,000 and $691,000 in February 2009, May 2009 and September 2009, respectively, in connection with the issuance of convertible promissory notes, which were expensed since the notes can be converted at any time.

Interest expense (net) totaled $952,376 for the nine months ended September 30, 2009 compared to $633,677 for the comparable period in 2008. The increase is primarily attributable to interest expense associated with the issuance of additional convertible promissory notes.

The Company incurred a net loss of $9,279,082 for the nine months ended September 30, 2009 compared to a net loss of $7,840,296 for the comparable period in 2008. Currently, Nectar incurs significant operational and development expenses that management believes will continue for the foreseeable future. Nectar generated a net loss of approximately $1,559,000 for the nine months ended September 30, 2009. The Company expects Nectar’s loss to continue until new sales outpace the current level of costs.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had total current assets of $ 4,676,658, and total current liabilities of $ 9,399,380, resulting in a current working capital deficit of $4,722,722. Also, at September 30, 2009 the Company had $ $1,774,299 in cash. Management does not believe that these amounts will be sufficient for the upcoming year, nor does it believe that the current business will be able to sustain the anticipated growth of the operations. Management will attempt to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

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

On September 24, 2009 the Company issued to Vision Capital Advantage Fund, LP a convertible promissory note with principal amount $1,036,281 and a warrant to purchase 3,454,268  shares of common stock in exchange for $1,036,281 in cash. The promissory note matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. The conversion price of the promissory notes and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events.

Cash flows used in operations totaled $3,795,149 for the nine months ended September 30, 2009, compared to $2,969,065 for the nine months ended September 30, 2008. The increase in cash flows used in operations is attributable primarily to decreases in accounts payable and accrued expenses, net loss and loss on early extinguishment of debt offset by an increase in amortization of discounts on notes payable.

Cash flows used by investing activities was $140,898 for the nine months ended September 30, 2009 compared to $216,713 for the nine months ended September 30, 2009. The decrease in cash flows used in investing activities is due primarily to a decrease in the acquisition of fixed assets.

Cash flows provided financing activities increased to $5,346,300 for the nine months ended September 30, 2009 compared cash flows provided by financing activities of $3,293,566 for the nine months ended September 30, 2008. The increase is attributable to an increase in proceeds from the issuance of convertible promissory notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Anthony M. Servidio and Chief Financial Officer, Mr. Anthony Fernandez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

Juma Technology Corp. (Registrant)

Date: November 12, 2009	/s/ Anthony M. Servidio

Anthony M. Servidio Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 12, 2009	/s/ Anthony Fernandez

Anthony Fernandez Chief Financial Officer (Principal Financial and Accounting Officer)