Form 10-K
period 2009-12-31
Juma Technology Corp.
filed 2010-03-29
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

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

Common Stock, par value $0.0001
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐  Accelerated filer  ☐ Non-accelerated filer  ☐  (Do not check if a smaller reporting company) Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2009, the last day of the registrant’s most recently completed second fiscal quarter, was $4,246,968.

As of  March 22, 2010, 46,468,945 shares of the registrant’s common stock were issued and outstanding.

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

Savings are not limited only to facilities management and network operations costs. IP telephony services are also emerging in the form of carrier services. Public Switch Telephone Network and voice T-1 lines can be migrated to deliver phone calls over IP directly through the carrier. Voice over Internet Protocol (“VoIP”) carrier services, sometimes referred to as IP Centrex, have entered the mainstream U.S. market and are expected to grow more than five times in the next two years as new services and providers emerge.

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

A key focus for Juma is to develop its reoccurring revenue lines of business, through its wholly owned subsidiary, Nectar Services Corp. The key lines of business that generate long-term contracts with reoccurring revenue are:
•	Hosted Telephony Services (“HTS”)
•	Converged Management Platform (“CMP”)
•	Enterprise Session Management (“ESM”)

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

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

As of December 31, 2009, we did not own, legally or beneficially, any patents.  However, we have filed for several patent applications (domestically and internationally) which have been published both with the United States Patent and Trademark Office and the Economic Union Patent, Copyright and Trademark Office, and are awaiting examination.  We do legally own several trademarks.

Research and Development

We incurred research and development expenditures of $372,023 and $777,480 for the years ended December 31, 2009 and 2008, respectively.  These expenses were related to the development of the Nectar Services Corp. carrier services platforms (i.e. managed, carrier, and hosted telephony services). The Company believes that research and development costs will begin to decrease as the Nectar platform and product offerings are sold into the market.

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

Employees

As of January 15, 2010, Juma had 57 full-time employees. Juma also engages the services of a number of individual and corporate consultants. We believe our relations with our employees are good. None of our employees are represented by members of any labor union, and we are not a party to any collective bargaining agreement.

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

Our audited financial statements have been prepared on the assumption that we will continue as a going concern. As indicated by our independent registered public accountants in their report relative to the Company’s financial statements as of December 31, 2009 and as discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses. The realization of a major portion of its assets is dependent upon its ability to meet its future financing needs and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

If we are unable to maintain our key personnel and attract new employees with high levels of expertise in those areas in which we propose to engage, without unreasonably increasing our labor costs, the execution of our business strategy may be hindered and our growth limited. We believe that our success is largely dependent on the continued employment of our senior management and the hiring of strategic key personnel at reasonable costs. We have entered into written employment agreements with Anthony M. Servidio, Joseph Fuccillo, Anthony Fernandez, David Giangano, Joseph Cassano, Edmond Baydian and Frances Vinci. These agreements provide for terms of one to three years; however, the applicable executive may terminate such agreement on notice. We do not have “key-person” insurance on the lives of any of our key officers or management personnel to mitigate the impact to our company that the loss of any of them would cause. Specifically, the loss of any of our executive officers would disrupt our operations and divert the time and attention of our remaining officers. If any of our current senior managers were unable or unwilling to continue in his or her present position, or if we were unable to attract a sufficient number of qualified employees at reasonable rates, our business, results of operations and financial condition will be materially adversely affected.

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

As a public company, absent an available exemption, we will be required to comply with Section 404 of the Sarbanes-Oxley Act by no later than December 31, 2010. However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity that remain un-resolved. As a public company, we will be required to report, among other things, control deficiencies that constitute a “material weakness.” A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.

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

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “JUMT.OB”. Our shares of common stock began being quoted on the OTC Bulletin Board effective June 14, 2007.

The following table contains information about the range of high and low bid prices for our common stock for each quarterly period indicated based upon reports of transactions on the OTC Bulletin Board.

Fiscal Quarter End	Low Bid	High Bid
March 31, 2008	$0.77	$0.98
June 30, 2008	$0.32	$0.88
September 30, 2008	$0.26	$0.56
December 31, 2008	$0.13	$0.36
March 31, 2009	$0.15	$0.30
June 30, 2009	$0.18	$0.30
September 30, 2009	$0.11	$0.22
December 31, 2009	$0.13	$0.27

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

It is anticipated that the market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On March 22, 2010, the closing bid price of our common stock as reported by the OTC Bulletin Board was $0.13 per share.

Holders of Our Common Stock

As of March 22, 2010, we had approximately 39 stockholders of record.

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

The holders of Series A Convertible Preferred Stock are entitled to receive, out of any assets at the time legally available therefor and as declared by the board of directors, dividends at the rate of 6% of the stated Liquidation Preference Amount ($0.60 per share, plus accrued but unpaid dividends) payable quarterly commencing on the date that is 150 days after the issuance date (or, if earlier, the date of effectiveness of a registration statement) and on the last business day of each subsequent calendar quarter period. Each dividend payment may, at the Company’s option, be paid in cash or registered shares of common stock. Under its agreement with the holders of the Series A Convertible Preferred Stock, the Company may not pay any dividends to holders of common stock unless at the time of such dividend the Company shall have paid all accrued and unpaid dividends on the outstanding shares of Series A Preferred Stock.

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

Results of Operations for the Years Ended December 31, 2009 and 2008

Revenues for the year ended December 31, 2009 decreased $8,273,990 or 39% to $13,096,702 compared with revenues of $21,370,692 for the year ended December 31, 2008. The decrease in revenues was predominantly due to decreased sales to existing customers.

Cost of goods sold for the year ended December 31, 2009 decreased $8,323,631 or 48% to $9,195,665 compared to $17,519,296 for the year ended December 31, 2008. The decrease is primarily attributable to lower project costs.

Gross margin for the year ended December 31, 2009 increased $49,641 or 1% to $3,901,037 compared to $3,851,396 for the year ended December 31, 2008. The increase is the result of more efficient project management.

Selling expenses decreased by $260,189 or 14% to $1,587,028 for the year ended December 31, 2009, compared to $1,847,217 for the year ended December 31, 2008. The decrease was predominantly due to a decrease in marketing efforts.

Research and development expenses decreased to $372,023 for the year ended December 31, 2009 compared to $777,480 for the year ended December 31, 2008. All research and development expenses were incurred by Nectar. The decrease is primarily attributable to a decrease in the use of consultants.

The goodwill, which is associated with the acquisition of Nectar Services, Corp., was deemed impaired at the time of the acquisition. This goodwill impairment was adjusted during  the year ended December 31, 2008 due to a loan that was created under a provision in the purchase contract offset by an addendum to the purchase contract which allowed for a receivable which entitled the Company to a refund of a deposit on a potential acquisition. These items resulted in additional goodwill impairment of $204,600 during the year ended December 31, 2008.

General and administrative expenses decreased by $315,298 or 4% to $8,198,930 for the year ended December 31, 2009, compared to $8,514,228 for the year ended December 31, 2008. The decrease is primarily attributable to a decrease in bad debt expense of approximately $347,000.

Amortization of discounts on notes increased $4,118,810 or 601% to $4,803,656 for the year ended December 31, 2009 compared to $684,846 for the year ended December 31, 2008. The Company recognized beneficial conversion features of approximately $360,000, $2,423,000 , $691,000 and $333,000 in February 2009, May 2009, September 2009 and December 2009, respectively, in connection with the issuance of convertible promissory notes, which were expensed since the notes can be converted at any time.

Interest expense (net) totaled $1,333,507 for the year ended December 31, 2009 compared to $832,157 for 2008. The increase is primarily attributable to interest expense associated with the issuance of additional convertible promissory notes.

The Company incurred a net loss of $ $12,404,694 for the year ended December 31, 2009 compared to a net loss of $9,031,143 for the year ended December 31, 2008. Currently Nectar incurs significant operational and development expenses that management believes will continue for the foreseeable future. Nectar generated a net loss of $2,067,226 for the year ended December 31, 2009. The Company expects Nectar’s loss to continue until new sales outpace the current level of costs.

In May 2009 Company recognized a deemed dividend to preferred shareholders of  approximately $1,666,000 as a result of  a decrease in the per share conversion price of the series A preferred stock from $0.25 to $0.15 pursuant to its price protection provisions.  In February 2009 the Company recognized a deemed dividend to preferred shareholders of approximately $5,599,000 as a result of  a decrease in the per share conversion price of the series B preferred stock from $0.50 $0.25 pursuant to its price protection provisions.

In June 2008, the Company recognized a deemed dividend to preferred shareholders of approximately $1,112,000 in connection with the issuance of 498,000 shares of series B preferred stock in exchange for warrants to purchase 8,300,000 shares of common stock. In September 2008, the Company recognized a deemed dividend of approximately $1,103,000 when 500,000 shares of series B preferred stock was exchanged for 8,333,333 warrants to purchase common stock. In November 2008 the Company recognized a deemed dividend of  approximately $531,000 when the per share conversion price of the series A convertible preferred stock was reduced from $0.60 to $0.25. Also in November 2008 the company recognized a reduction in deemed dividends of   approximately $1,007,000 when the per share conversion price of the series B preferred stock was reduced from $0.60 to $0.50.

Liquidity and Capital Resources

As of December 31, 2009, the Company had total current assets of $3,458,531, and total current liabilities of $16,355,463, resulting in a current working capital deficit of $12,896,932. Also, at December 31, 2009 the Company had $ $961,001 in cash. Management does not believe that these amounts will be sufficient for the upcoming year, nor does it believe that the current business will be able to sustain the anticipated growth of the operations. Management will attempt to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes. As reflected in the accompanying financial statements, the Company’s net loss for the year ended December 31, 2009 was $12,404,694 and raise substantial doubt about the Company’s ability to continue as a going concern.

On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in eighteen months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of September 30, 2007, the Company had sold $2,225,000 in Notes. Of this amount $100,000 has been converted into common stock; $800,000 has been repaid and the notes cancelled; and $1,000,000 bearing annual interest of 14% was exchanged for a new convertible note of $1,000,000 bearing annual interest of 14% and 1,065,790 shares of the Company’s common stock as further described below.

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

On December 23, 2009, Company issued to Vision Opportunity Master Fund, Ltd., a convertible promissory note with principal amount $500,000 and a warrant to purchase 1,666,667 shares of the Company’s common stock in exchange for $500,000 in cash. The promissory note matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. The conversion price of the promissory notes and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events.  In addition  pursuant to price protection provision, the exercise price on warrants to purchase 3,000,000 shares of the Company’s common stock issued in February 2009 was reduced from $0.25 to $0.15 per share.

Cash flows used in operations totaled $4,929,491 for the year ended December 31, 2009 compared to $3,922,549 for the year ended December 31, 2008. The increase in cash flow used in operations is primarily attributable to an increase in net loss of approximately $3,374,000, an increase in deferred revenue of  approximately $1,314,000 and a decrease in common stock issued for interest of approximately $360,000 offset by an increase in amortization of discount on notes payable of approximately $4,119,000.

Cash flows used in investing activities was $148,440 for the year ended December 31, 2009 compared to cash flows used in  investing activities of $309,085  for the year ended December 31, 2008. The decrease in cash flows used in  investing activities is due the a decrease in acquisition of fixed assets of approximately $130,000.

Cash flows provided by financing activities increased to $5,674,886 for the year ended December 31, 2009 compared to cash flows provided by financing activities of $4,292,791 for the year ended December 31, 2008. The increase was predominantly due to an increase in proceeds from the issuance of convertible notes payable of approximately $3,111,000 and a decrease in repayment of convertible promissory notes of $650,000 offset by a decrease in proceeds from warrant exercise of $2,500,000.

The following summarizes the Company’s principal contractual obligations as of December 31, 2009:

	Total	2010	2011	2012	2013	2014	2015 and Thereafter
Long-term Debt (1)	$15,544,893	$15,544,893	$-	$-	$-	$-	$-
Capital Lease Obligations	214,242	187,705	26,537	-	-	-	-
Operating Lease Obligations (2)	1,186,860	252,771	243,797	148,625	153,084	388,583	-
Contractual Obligations(3)	356,671	165,000	165,000	26,671	-	-	-
Purchase Obligations	3,105,703	1,138,607	910,000	910,000	147,096	-	-
	$20,408,369	$17,288,976	$1,345,334	$1,085,296	$300,180	$388,583	$-

(1)	Includes contractual future principal and interest payments.

(2)	Includes minimum annual lease payments on the Company’s facilities and office equipment.

(3)	Includes minimum contractual amounts dues certain executive offices over the lives of their respective employment contracts.

Off Balance Sheet Arrangements

As of December 31, 2009, there were no off balance sheet arrangements.

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

Revenue Recognition

Juma derives revenue primarily from the sale and service of communication systems and applications. Juma recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer. Revenues from the sales of products that include installation services are recognized on the percentage of completion basis pursuant to the provisions of ASC, 605-35, “Construction-Type and Production-Type Contracts”. For each contract, the Company compares the costs incurred in the course of performing such contract during a reporting period to the total estimated costs of full performance of the contract and recognizes a proportionate amount of revenue for such period. Juma also derives revenue from maintenance services, including services provided under contracts and on a time and materials basis. Maintenance contracts typically have terms that range from one to five years. Revenue from services performed under maintenance contracts is deferred and recognized ratably over the term of the underlying customer contract or at the end of the contract, when obligations have been satisfied. For services performed on a time and materials basis, revenue is recognized upon performance of the services. Juma also earns commissions on maintenance contracts. Revenues are recognized on the commissions over the term of the related maintenance contract.

Advertising and Promotional Costs

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs totaled $250,597 and $245,355 for the years ended December 31, 2009 and 2008, respectively.

Rebates From Vendors

The Company has adopted the provisions of ASC 605-50, “Customer Payments and Incentives.” ASC 605-50 provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of sales. If the rebate is a payment for assets or services delivered by the customer to the vendor, the cash consideration should be characterized as revenue, and if the rebate is a reimbursement of costs incurred by the customer to sell the vendor's products, the cash consideration should be characterized as a reduction of that cost.
Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options utilizing the treasury stock method. The effect of the potentially dilutive shares for the years ended December 31, 2009 and 2008 have been ignored, as their effect would be antidilutive. Total potentially dilutive shares excluded from diluted weighted shares outstanding at December 31, 2009 and 2008 totaled 162,791,229 and 67,299,323, respectively.

Allowance for Bad Debts

The balance in allowance for doubtful accounts at December 31, 2009 and 2008 was $213,471 and $391,501, respectively. Bad debt expense for the years ended December 31, 2009 and 2008 was $(83,821) and $263,332, respectively.

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

Fair Value

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2009 and 2008 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative uses is capitalized. Research and development costs include direct costs and payments for leased employees and consultants. Research and development costs totaled $372,023 and $777,480 for the years ended December 31, 2009 and 2008, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes that concentration with regards to accounts receivable is limited due to its customer base. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution through December 31, 2009, at which time the coverage is scheduled to revert to the prior limit of $100,000. The Company had uninsured cash balances at December 31, 2009 of $460,909.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements:

Audited Financial Statements:

F-2	Report of Independent Registered Public Accounting Firm

F-3	Consolidated Balance Sheets as of December 31, 2009 and 2008

F-4	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

F-5	Consolidated Statements of Changes in Stockholders’ Deficiency for the years ended December 31, 2009 and 2008

F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

F-7	Consolidated Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Juma Technology Corp.

 We have audited the accompanying balance sheets of Juma Technology Corp. as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Juma Technology, Corp as of December 31, 2009, and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Seligson & Giannattasio, LLP
White Plains, New York
March 29, 2010

Juma Technology Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash	$961,001	$364,046
Accounts receivable, (net of allowance of $213,471 and $391,501, respectively)	2,175,034	2,792,483
Inventory	161,770	254,531
Prepaid expenses	26,837	17,561
Other current assets	133,889	196,922
Total current assets	3,458,531	3,625,543

Fixed assets, (net of accumulated depreciation of $827,839 and $439,457, respectively)	1,224,120	1,512,535

Other assets	248,509	302,856
Total assets	$4,931,160	$5,440,934

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Notes payable	$297,486	$297,242
Convertible notes payable, (net of discount of $604,435 and plus premium of $93,669, respectively)	12,099,346	1,493,669
Current portion of capital leases payable	174,115	209,413
Accounts payable	2,022,532	2,809,419
Accrued expenses and taxes payable	1,685,810	615,939
Deferred revenue	76,174	1,021,914
Total current liabilities	16,355,463	6,447,596

Capital leases payable, net of current maturities	25,466	199,582
Notes payable	—	43,818
Convertible notes payable, (net of discount of $0 and $267,216, respectively)	700,000	5,732,784
Other liabilities	—	—
Total liabilities	17,080,929	12,423,780

Commitments and contingencies

Stockholders' deficiency
Series A Preferred stock, $0.0001 par value, 8,333,333 shares authorized, 8,333,333 shares issued and outstanding, respectively	833	833
Series B Preferred stock, $0.0001 par value, 1,666,667 shares authorized, 1,666,500 and 1,666,500 shares issued and outstanding, respectively	167	167
Series C Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.0001 par value, 900,000,000 shares authorized, and 46,468,945 and 46,343,945 shares issued and outstanding, respectively	4,646	4,634
Additional paid in capital	32,901,105	21,225,245
Warrants	3,155,145	327,139

Retained deficit	(48,211,665)	(28,540,864)

Total stockholders' deficiency	(12,149,769)	(6,982,846)
Total liabilities and stockholders' deficiency	$4,931,160	$5,440,934

The accompanying notes are an integral part of these Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Consolidated Statements of Operations
Year Ended December 31,

	2009	2008
Net Sales	$13,096,702	$21,370,692
Cost of goods sold	9,195,665	17,519,296
Gross margin	3,901,037	3,851,396

Operating expenses
Selling	1,587,028	1,847,217
Research and development	372,023	777,480
Goodwill impairment	—	204,600
General and administrative	8,198,930	8,514,228
Total operating expenses	10,157,981	11,343,525

(Loss) from operations	(6,256,944)	(7,492,129)

Amortization of discount on notes	(4,803,656)	(684,846)
Interest (expense), net	(1,333,507)	(832,157)

(Loss) before income taxes	(12,394,107)	(9,009,132)
Provision for income taxes	10,587	22,011

Net (loss)	$(12,404,694)	$(9,031,143)
Deemed preferred stock dividend	7,266,107	1,739,316
Net (loss) attributable to common shareholders	$(19,670,801)	$(10,770,459)

Basic and diluted net (loss) per share	$(0.42)	$(0.24)
Weighted average common shares outstanding	46,402,507	44,677,516

The accompanying notes are an integral part of these Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Consolidated Statements of Changes in the Stockholders’ Deficiency
Years ended December 31, 2009 and 2008

	Preferred Stock		Common Stock		Additional Paid-in		Retained	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity
Balance – December 31, 2007	8,333,333	$833	43,943,950	$4,394	$12,392,675	$2,949,682	$(17,770,405)	$(2,422,821)

Warrants exchanged for Series B Preferred Stock	998,000	100			2,477,435	(2,477,535)		—
Warrants exercised	668,500	67			2,529,142	(28,937)		2,500,272
Common shares issued for interest payable			1,116,705	112	382,388			382,500
Common shares issued in convertible debt exchange			1,065,790	107	522,130			522,237
Common shares issued for services			212,500	21	49,980			50,001
Stock options exercised			5,000	—	2,500			2,500
Deemed dividends on preferred stock					1,739,316		(1,739,316)	—
Stock options expense					619,172			619,172
Note payable conversion price adjustment					341,485			341,485
Beneficial conversion feature recognized					46,774			46,774
Warrant terms modification					122,248	(122,248)		—
Warrants issued for software						6,177		6,177
Net loss							(9,031,143)	(9,031,143)

Balance – December 31, 2008	9,999,833	1,000	46,343,945	4,634	21,225,245	327,139	(28,540,864)	(6,982,846)

Common shares issued for services			125,000	12	24,988			25,000
Beneficial conversion feature recognized					3,806,853			3,806,853
Stock option expense					786,027			786,027
Deemed dividends on preferred stock					7,266,107		(7,266,107)	—
Warrants issued for cash						2,509,641		2,509,641
Warrants issued for services						110,250		110,250
Warrant terms modification					(208,115)	208,115		—
Net loss							(12,404,694)	(12,404,694)

Balance – December 31, 2009	9,999,833	$1,000	46,468,945	$4,646	$32,901,105	$3,155,145	$(48,211,665)	$(12,149,769)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Consolidated Statements of Cash Flows
Year ended December 31,

	2009	2008
Operating Activities
Net loss	$(12,404,694)	$(9,031,143)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation expense and loss on disposal of assets	388,382	610,209
Stock option compensation expense	786,027	619,172
Amortization of discount on notes payable	4,803,656	684,846
Bad debt expense	(83,821)	263,332
Amortization of loan costs	102,820	76,876
Early extinguishment of debt	1,116,192	767,384
Impairment of goodwill derived from notes	—	204,600
Common stock issued for interest	—	359,500
Common stock and warrants issued for services	135,249	50,000
Changes in operating assets and liabilities:
Accounts receivable	701,270	719,545
Inventory	92,761	(70,174)
Prepaid expenses	(9,276)	82,619
Other current assets	63,033	40,804
Accounts payable and accrued expenses	324,650	331,999
Deferred revenue	(945,740)	367,882
Net cash flows (used) by operating activities	(4,929,491)	(3,922,549)

Investing Activities
Acquisition of fixed assets	(99,967)	(230,378)
Increase in other assets	(48,473)	(78,707)
Net cash flows (used) provided by investing activities	(148,440)	(309,085)

Financing Activities
Proceeds from issuance of convertible notes payable	6,011,281	2,900,000
Proceeds from stock option exercise	—	2,500
Proceeds from warrant exercise	—	2,500,272
Repayment of convertible promissory notes	(75,000)	(725,000)
Repayment of loan	(51,981)	(200,000)
Repayment of capital leases payable	(209,414)	(184,981)
Net cash flows provided by financing activities	5,674,886	4,292,791

Net change in cash	596,955	61,157
Cash, beginning of period	364,046	302,889
Cash, end of period	$961,001	$364,046

Supplemental Cash Flow Information:
Interest paid	$189,492	$327,887
Income taxes paid	9,518	20,312

NONCASH INVESTING ACTIVITY
Impairment of goodwill derived from notes receivable/payable (net)	$—	$204,600
Fixed assets acquired through the issuance of notes and warrants	—	206,177

The accompanying notes are an integral part of these Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

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

Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company’s net loss for the year ended December 31, 2009 was $12,404,694 and raise substantial doubt about the Company’s ability to continue as a going concern.

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

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

Revenue Recognition

The Company derives revenue primarily from the sale and service of communication systems and applications. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer. Revenues from the sales of products that include installation services are recognized on the percentage of completion basis pursuant to the provisions of ASC 605-35, “Construction-Type and Production-Type Contracts.” For each contract, the Company compares the costs incurred in the course of performing such contract during a reporting period to the total estimated costs of full performance of the contract and recognizes a proportionate amount of revenue for such period. Revenue from the sales of products that include installation services is recognized at the time the products are installed, after satisfaction of all the terms and conditions of the underlying customer contract. The Company also derives revenue from maintenance services, including services provided under contracts and on a time and materials basis. Maintenance contracts typically have terms that range from one to five years. Revenue from services performed under maintenance contracts is deferred and recognized ratably over the term of the underlying customer contract or at the end of the contract, when obligations have been satisfied. For services performed on a time and materials basis, revenue is recognized upon performance of the services. The Company also earns commissions on maintenance contracts. Revenues are recognized on the commissions over the term of the related maintenance contract.

Advertising and Promotional Costs

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs totaled $250,597 and $245,355 for the years ended December 31, 2009 and 2008, respectively.

Rebates from Vendors

The Company has adopted the provisions of ASC 605-50, “Customer Payments and Incentives.” ASC 605-50 provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of sales. If the rebate is a payment for assets or services delivered by the customer to the vendor, the cash consideration should be characterized as revenue, and if the rebate is a reimbursement of costs incurred by the customer to sell the vendor's products, the cash consideration should be characterized as a reduction of that cost. The Company has reported rebates totaling $543,268 and $514,324 for the years ended December 31, 2009 and 2008. These rebates have been classified as either a reduction of cost of sales or a reduction of selling expenses, depending upon the nature of the rebate.

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, warrants, convertible loans and other convertible securities utilizing the treasury stock method. The effect of the potentially dilutive shares for the years ended December 31, 2009 and 2008 have been ignored, as their effect would be antidilutive. Total potentially dilutive shares excluded from diluted weighted shares outstanding at December 31, 2009 and 2008 totaled  162,791,229 and 67,299,323, respectively.

Allowance for Bad Debts

The balance in allowance for doubtful accounts at December 31, 2009 and 2008 was $213,471 and $391,501, respectively. Bad debt expense for the years ended December 31, 2009 and 2008 was $(83,821) and $263,332, respectively.

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

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

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

Fair Value

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2009 and 2008 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative uses is capitalized. Research and development costs include direct costs and payments for leased employees and consultants. Research and development costs totaled $372,023 and $777,480 for the years ended December 31, 2009 and 2008, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes that concentration with regards to accounts receivable is limited due to its customer base. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution through December 31, 2010, at which time the coverage is scheduled to revert to the prior limit of $100,000. The Company had uninsured cash balances at December 31, 2009 of $460,909.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

Reclassification

Certain amounts included in 2008 financial statements have been reclassified to conform with the 2009 presentation.

Assets Subject to Lien

The Company’s major supplier has a $2,000,000 lien on the Company’s assets.

Subsequent Events

The Company evaluated the effects of all subsequent events through March 29, 2010, the date on which the financial statements were issued.

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

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	2009	2008
Billed	$1,814,132	$2,801,264
Unbilled	574,373	382,720
Allowance for doubtful accounts	(213,471)	(391,501)
	$2,175,034	$2,792,483

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
December 31, 2009

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

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following at December 31, 2009 and  2008:

	2009	2008
Office equipment	$1,129,088	$1,069,217
Furniture and fixtures	129,443	129,443
Software	634,245	594,149
Leasehold improvements	135,727	135,727
Vehicles	23,456	23,456
	2,051,959	1,951,992
Less: Accumulated depreciation	827,839	439,457
	$1,224,120	$1,512,535

Depreciation expense for the years ended December 31, 2009 and 2008 totaled $388,382 and $391,481, respectively.

Fixed assets under capital leases are comprised of $393,311 of office equipment, $227,123 of software and $16,350 of vehicles less accumulated depreciation of $297,823 for the year ended December 31, 2009.

NOTE 6 - CONVERTIBLE NOTES PAYABLE and WARRANTS TO PURCHASE COMMON STOCK

On February 7, 2007, the Company began offering up to $2,000,000 of convertible promissory notes. The notes are non-interest bearing, mature in eighteen months and are convertible, at the holders option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the notes purchased. As of March 31, 2009, the Company has sold $2,225,000 in notes. Of this amount $100,000 has been converted into common stock; $800,000 has been repaid and the notes cancelled; and $1,000,000 bearing annual interest at 14% was exchanged for a new note of $1,000,000 bearing annual interest of 14% and 1,065,790 shares of the Company’s common stock as further described below. In connection with the reporting of these convertible notes, the Company has not recorded a beneficial conversion feature as the conversion price was in excess of the stock price on the date the notes were entered into. The Company has recorded a discount of $741,667 to record the cost of the shares issued in lieu of interest.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

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

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

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
December 31, 2009

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

On December 23, 2009, Company issued to Vision Opportunity Master Fund, Ltd., a convertible promissory note with principal amount $500,000 and a warrant to purchase 1,666,667 shares of the Company’s common stock in exchange for $500,000 in cash. The promissory note matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. The conversion price of the promissory notes and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events.  In addition  pursuant to price protection provision, the exercise price on warrants to purchase 3,000,000 shares of the Company’s common stock issued in February 2009 was reduced from $0.25 to $0.15 per share. The Company recognized a beneficial conversion feature of $333,333 in connection with the issuance of the convertible promissory note, which was expensed since the notes can be converted at any time. The reduction in the exercise price of the warrants resulted in decrease of additional paid-in capital allocated to warrants of  $51,401.

NOTE 7 - CAPITAL LEASE OBLIGATIONS

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
December 31, 2009

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

Future minimum lease payments are as follows:

Year	Total Payments	Interest Payments	Principal Payments
2010	187,705	13,590	174,115
2011	26,537	1,071	25,466

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Because of the questionable ability of the Company to utilize these deferred tax assets, the Company has established a 100% valuation allowance for the asset. Deferred income taxes are comprised as follows for the years ended December 31, 2009 and 2008,

	2009	2008
Deferred tax assets:
Conversion to accrual basis tax filings	$—	$(102,261)
Net operating loss	7,657,013	5,768,134
Goodwill impairment	470,448	508,734
Other deferred tax assets	94,006	150,543
Depreciation	(180,385)	(170,334)
Net deferred tax asset	8,041,082	6,154,816
Valuation allowance	(8,041,082)	(6,154,816)
Deferred tax assets	$—	$—

The Company's income tax expense consists of the following for the years ended:

	December 31,	December 31,
	2009	2008
Current:
Federal	$—	$20,312
State and local	10,587	1,699
Total	10,587	22,011

Deferred:
Federal	—	—
State and local	—	—
Total	—	—
Provisions for income taxes	$10,587	$22,011

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $22,521,000 for federal and state purposes, which expire through 2027. The utilization of this operating loss carryforward may be limited based upon changes in ownership as defined in the Internal Revenue Code.

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	December 31,
	2009	2008
U.S. Federal income tax statutory rate	34.0%	34.0%
State income taxes, net of federal effect	5.3	5.3
Permanent differences	(15.3)	(3.3)
Valuation allowance	(24.0)	(36.0)
Effective tax rate	0%	0%

NOTE 9 - MAJOR CUSTOMERS

Revenues to a single customer that exceed ten percent (10%) of total revenues during the year ended December 31, 2009 and 2008 are as follows,

	2009	2008
Customer A	$—	$2,781,181

Customers that accounted for more than 10% of the outstanding accounts receivable at December 31, 2009 and 2008 are as follows,

	2009	2008
Customer B	$—	$364,235
Customer C	—	346,219
Customer D	334,199	—
Customer E	320,119	—

NOTE 10 - LEASE COMMITMENTS

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

The Company also has operating leases for office equipment. The operating leases are for forty-eight months and expire April 30, 2010.

The following is a schedule of future minimum rental payments required under all operating leases:

December 31,
2010	252,771
2011	243,797
2012	148,625
2013	153,084
2014 and thereafter	388,583
$1,186,860

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

Equipment and facilities rental for the year ended December 31, 2009 and 2008 totaled $264,715 and $529,229, respectively.

NOTE 11 - EMPLOYMENT AGREEMENTS

The Company has employment agreements with several of its key employees. The agreements are for a term of either one or three years and are automatically renewed subject to certain conditions.

Each agreement calls for a base salary, which may be adjusted annually at the discretion of the Company’s Board of Directors, and also provides for eligibility in the Company’s benefit plans and incentive bonuses which are payable based upon the attainment of certain profitability goals

The aggregate commitment for future salaries excluding bonuses and benefits and giving effect to employment agreements entered into on February 1, 2010,  is as follows:

Year ending December 31,

2010	$1,138,607
2011	910,000
2012	910,000
2013	147,096

NOTE 12 - STOCKHOLDERS’ EQUITY

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

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

NOTE 13 - STOCK OPTIONS

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

On July 16, 2009 the Company adopted the 2009 Stock Option Plan of Juma Technology Corp., (the “2009 Plan”).The Plan provides for up to 10,000,000 shares of incentive and non-qualified options that may be granted to employees, directors and certain key affiliates. Under the Plan, incentive options may be granted at not less than the fair market value on the date of grant and non-statutory options may be granted at or below fair market value. The Company wishes to utilize the Plan to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by key employees, directors, and others. Options under the Plan will be either “incentive options” under Section 422A of the Internal Revenue Code of 1986, as amended, or “non-qualified stock options” which are not intended to so qualify. Through December 31, 2009 no options have been issued under the 2009 Plan.

Equity award activities and related information as of and for the year ended December 31, 2009 is summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2008	12,447,500	$0.72
Options granted	6,401,250	0.16
Options exercised	-	—
Options canceled	(1,500,000)	0.71
Balance at December 31, 2009	17,348,750	0.52	4.41	$543,620

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.25 as of December 31, 2009 and the exercise price multiplied by the number of related options.

The following schedule summarizes information about stock options outstanding under all option plans for December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.14 - $0.16	5,738,250	4.32	$0.16	4,793,143	$0.16
$0.20 - $0.52	2,829,250	6.36	0.39	1,124,691	0.46
$0.58 - $0.60	5,700,000	3.20	0.60	4,044,657	0.60
$1.00 - $1.33	3,081,250	3.75	1.12	3,055,296	0.90
$0.14 - $1.33	17,348,750	4.41	$0.52	13,017,787	$0.55

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

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

The assumptions used and the resulting estimate of weighted-average fair value per share of options granted during this period is summarized as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Dividend yield	—	—
Volatility factor	71.63%	24.03%
Risk-free interest rate	2.82%	3.15%
Expected life (years)	5.23	6.35

NOTE 14 - PREFERRED STOCK

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

In November 2009, the shareholders of the Company approved an amendment to the Company’s certificate of incorporation increasing the number of authorized shares by 10,000,000 shares of preferred stock.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

As of December 31, 2009, there were $ $696,164 in accrued unpaid dividends on the series A convertible preferred stock.

NOTE 15 - MAJOR SUPPLIERS

The Company predominately uses one supplier to purchase their products. This supplier accounted for more than 35% and 63% of total equipment purchased during 2009 and 2008, respectively.

NOTE 16 - RELATED PARTY TRANSACTIONS

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

NOTE 17 - SUBSEQUENT EVENTS

Issuance of Convertible Promissory Notes and Warrants to Purchase Common Stock

On January 21, 2010 the Company refinanced a $1,000,000 convertible note payable that matured on December 28, 2009. In return for cancellation of this note, the Company issued a convertible promissory note with principal amount $1,000,000 and warrants to purchase 1,000,000 shares of the Company’s common stock. The promissory note matures in July 2011 except for four monthly payments of  $75,000 each commencing  on January 15, 2010 and bears interest at an annual rate of 14%, which is payable monthly. The note is convertible into shares of the Company’s common stock at a conversion price of $0.67 per share. The warrants have an exercise price of $0.18 per share and expire in January 2013.

On January 28, 2010 the Company issued to Vision Opportunity Master Fund a convertible promissory note with principal amount $500,000 and a warrant to purchase 1,666,667 shares of common stock in exchange for $500,000 in cash. The promissory note matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. The conversion price of the promissory notes and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events.

On February 25, 2010 the Company issued to Vision Opportunity Master Fund a convertible promissory note with principal amount $500,000 and a warrant to purchase 1,666,667 shares of common stock in exchange for $500,000 in cash. The promissory note matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. The conversion price of the promissory notes and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events. . Also on February 25, 2010 the Company acknowledged the triggering of the price protection provisions of the series B preferred stock and warrants to purchase 6,250,000 shares of the Company’s common stock issued in August 2007; however, the conversion price of the series B preferred stock and the exercise price of the warrants shall remain at $0.25.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A(T). Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Anthony M. Servidio and Chief Financial Officer, Mr. Anthony Fernandez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting.

There have been no change in the Company’s  internal control over financial reporting identified in connection with the evaluation described above that occurred during the Company's fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth certain information about each of our executive officers and directors and their current positions with the Company.

Name	Age	Position(s) and Office(s) Held
Anthony M. Servidio	63	Chairman and Chief Executive Officer
Robert H. Thomson	33	Director
Robert Rubin	68	Director
Kenneth Archer	51	Director
Joseph Fuccillo	37	President, Chief Technology Officer, Director
Anthony Fernandez	43	Chief Financial Officer
David Giangano	46	President of Global Channels
Frances Vinci	58	Executive Vice President
Joseph Cassano	51	EVP of Sales

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

Robert H. Thomson - Director

Mr. Thomson was initially appointed to our board on March 29, 2008 to fill the remaining portion of a departing director's one-year term and to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our by-laws. In 2007, Mr. Thomson joined Vision Capital Advisors LLC, a New York based fund that makes direct investments in small, high growth businesses. Prior to Vision, Mr. Thomson was the Managing Director of The Arkin Group LLC (New York, NY - 2006) in charge of daily operations, financial management, and growth strategies for this international business intelligence firm. Prior to The Arkin Group LLC, Mr. Thomson was a Research Associate for the Council on Foreign Relations, a New York-based think tank focused on international relations and foreign policy. In February 2010, Mr. Thomson was appointed to the board of T3 Motion, Inc. (OTCBB:TMMM.OB).

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

Kenneth Archer – Director

Mr. Archer was appointed to our board on April 22, 2008 to fill the remaining portion of Mr. Fernandez’s one-year term and to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our by-laws. Mr. Archer joined Prime Communications in 2008 and is responsible for all functional and financial areas of that company. From May 2008 to March 2010, he had been a member of the board of directors of PRG Group, Inc. (PRGJ.PK), which is the holding company for Prime Communications. In 2005, prior to joining Prime Communications, Mr. Archer was the Vice President of North America Channels where he was responsible for the channel strategy, program, operations, partner management team and the supervision of Avaya’s portfolio of authorized partners. In 2004 and 2005, Mr. Archer was the Director of the Direct Response Channel (Direct Marketing Resellers/DMRs) for the Hewlett Packard Company. From 2002 to 2004, Mr. Archer was the Director of Major/National Partner for the Hewlett Packard Company, where he was responsible for certain of Hewlett Packard’s important strategic partners. From 2000 to 2002, Mr. Archer was the Director of Hewlett-Packard’s value added reseller partners. Prior to this time, Mr. Archer had 20 years of other channel and direct sales leadership positions with both the Hewlett Packard Company and with two different channel partners. Mr. Archer earned his BS in Marketing in 1980 from West Chester University in Pennsylvania and his Executive MBA degree in Business Management in 1993 from Fairleigh Dickinson University in New Jersey.

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

Significant Employees

As of December 31, 2009, the Company believes that almost all employees are important to the success of the Company but the only significant individuals are the Company’s’ officers and directors referenced above.

Family Relationships

As of December 31, 2009, there were no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to any director, director nominee or executive officer:

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

(4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

(5) being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	any federal or state securities or commodities law or regulation;

(ii)
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member. (covering stock, commodities or derivatives exchanges, or other SROs).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2009, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2009:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Anthony M. Servidio, Chief Executive Officer and Chairman	—	—	—
Robert H. Thomson, Director	—	—	—
Robert Rubin, Director	—	—	—
Kenneth Archer, Director	—	—	—
Joseph Fuccillo, President, Chief Technology Officer and Director	—	—	—
Anthony Fernandez, Chief Financial Officer	—	—	—
David Giangano, President of Global Channels	—	—	—
Frances Vinci, Executive Vice-President	—	—	—
Joseph Cassano, Executive Vice-President of Sales	—	—	—

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

For the year ended December 31, 2009, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2009 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony M. Servidio	2009	236,719			140,000			10,000	386,719
CEO & Chairman (1)	2008	247,500	–	–	464,450	–	–	9,167	721,117
Joseph Fuccillo	2009	150,155			36,132			10,000	196,287
President, CTO;Director (2)	2008	162,500	–	–	–	–	–	10,000	172,500
Anthony Fernandez	2009	150,155			60,219			10,000	220,374
Chief Financial Officer (3)	2008	162,500	–	–	–	–	–	10,000	172,500

(1)	Mr. Servidio was appointed CEO and Chairman in November 2007; he had previously served as a consultant to the Company since July 2007.

(2)	Mr. Fuccillo was appointed President in November 2007.

(3)	Mr. Fernandez was appointed Chief Financial Officer in April 2006.

Employment Agreements

On February 1, 2010, the Company entered into new employment agreements with Anthony M. Servidio, Anthony Fernandez, and Joseph Fuccillo.

Anthony Servidio had entered into an employment agreement with the Company effective as of January 1, 2008. Under his new employment agreement, which supersedes and terminates his original employment agreement with the Company dated January 1, 2008, Mr. Servidio will continue to serve as the Company’s Chief Executive Officer. The new employment agreement terminates on February 28, 2013, subject to automatic renewal for successive one-year terms. Mr. Servidio’s annual base salary for 2010 is $250,000. Thereafter, his base salary, at the sole discretion of the Company’s Board of Directors or Compensation Committee, as the case, may be increased at the rate of five percent (5%), per annum.

Mr. Servidio. shall be entitled to be considered for an annual bonus (the “Annual Bonus”) of up to an aggregate of fifty percent (50%) of his then annual base salary payable in (i) cash and/or (ii) Company common stock, which may include stock options, restricted stock and/or deferred compensation, pursuant to the terms of the executive bonus plan. The award of and the make-up of the Annual Bonus, shall be at the sole discretion of the Company’s Board of Directors or the Company’s Compensation Committee, as the case may be. The payment of any such bonus shall be subject to, among other conditions, Mr. Servidio being employed under his employment agreement at the time the Annual Bonus is awarded and at the time the Annual Bonus is paid and the availability of sufficient cash to meet the Company’s working capital needs. Mr. Servido shall also be entitled to receive a transaction bonus (the “Transaction Bonus”) to be awarded in the event of a change of control or sale of all or substantially all the Company’s assets. The amount of the Transaction Bonus is based on the threshold amounts of gross sales consideration generated in the applicable transaction.

Mr. Servidio shall be entitled to participate in the Company’s employee compensation and other benefit programs. In addition to reimbursement for his documented reasonable expense incurred in connection with the fulfillment of his duties, Mr. Servidio shall all be entitled to an annual automobile allowance of $10,000. The Company may terminate Mr. Servidio’s employment with or without cause. If Mr. Servidio’s employment is terminated without cause or due to a change of control, then he is entitled to a severance payment equal to 18 months’ base pay and 18 months’ benefits. Mr. Servidio may terminate his employment agreement on 90 days’ prior written notice.

Anthony Fernandez has entered into a similar new employment agreement with the Company, which supersedes and terminates his original employment agreement with the Company dated as of November 14, 2006, as amended. Mr. Fernandez will continue to serve as the Company’s Chief Financial Officer. Mr. Fernandez’s annual base salary is $165,000.

Mr. Fernandez’s employment agreement contains employee benefit, bonus, and termination provisions, which are similar to those contained in Mr. Servidio’s employment agreement.

Joseph Fuccillo has entered into a similar new employment agreement with the Company, which supersedes and terminates his original employment agreement with the Company dated as of November 14, 2006, as amended. Mr. Fuccillo will continue to serve as the Company’s Chief Technology Officer and President. Mr. Fuccillo’s annual base salary is $165,000.

Mr. Fuccillo’s employment agreement contains employee benefit, Annual Bonus, and termination provisions, which are similar to those contained in Mr. Servidio’s employment agreement.

Compensation of the Board of Directors

Ordinarily, our directors are not paid any fees or compensation for services as members of our board of directors or any committee thereof.

In April 2008, Mr. Archer was granted five-year options that vest over three years to purchase 50,000 shares of our common stock at an exercise price of $0.60 per share. And in September 2009, Mr. Archer was granted three-year options  that vest over one year to purchase 200,000 shares of our common stock at an exercise price of $0.25 per share. Aside from the foregoing, our directors did not receive any compensation for their services as director or committee member during the year ended December 31, 2009.

Outstanding Equity Awards at 2009 Fiscal Year End

The following table sets forth the stock options held by the named executives as of December 31, 2009.

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Anthony M. Servidio(1)	5,086,986	1,913,014	–	0.16-0.60	04/13-02/14	–	–	–
Joseph Fuccillo (2)	1,616,164	83,836	–	0.58–1.15	02/12-02/14	–	–	–
Anthony Fernandez (3)	1,660,274	139,726	–	0.58-1.15	02/12-02/14	–	–	–

(1)	Mr. Servidio’s options vest in accordance with the following schedule,
1,250,000 on April 22, 2008
1,250,000 on April 22, 2009
1,250,000 on April 22, 2010
1,250,000 on April 22, 2011
2,000,000 ratably over the year ended February 19, 2010

(2)	Mr. Fuccillo’s options vested in accordance with the following schedule,
100,000 on February 7, 2008
1,000,000 on August 21, 2008
600,000 ratably over the year ended February 19, 2010

(3)	Mr. Fernandez’s options vested in accordance with the following schedule,
100,000 on February 7, 2008
700,000 on August 21, 2008
1,000,000 ratably over the year ended February 19, 2010

The 17,348,750 options outstanding at December 31, 2009 were granted at exercise prices ranging from $0.14 to $1.33. At December 31, 2009 the number of options outstanding held by executive officers and directors was 11,920,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2009.

	A	B	C
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	17,348,750	$0.52	11,332,500
Equity compensation plans not approved by security holders	–	–	–
Total	17,348,750	$0.52	11,332,500

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

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	% of Class (2)
Common	Robert Rubin, Director c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	1,800,000	1

Common	Anthony M. Servidio, CEO & Chairman c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	5,363,014	2

Common	Robert H. Thomson(3)(4), Director 20 W. 55th Street, 5th floor, New York, NY 10019	194,483,846	75

Series A Convertible Preferred Stock	Robert H. Thomson(3)(4), Director 20 W. 55th Street, 5th floor, New York, NY 10019	8,333,333	100

Series B Convertible Preferred Stock	Robert H. Thomson(3)(4), Director 20 W. 55th Street, 5th floor, New York, NY 10019	1,666,500	100

Common	David Giangano, President of Global Channels c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	6,488,122	3

Common	Frances Vinci, EVP c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	5,460,301	2

Common	Joseph Fuccillo, President, CTO and Director c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	7,724,423	3

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	% of Class (2)
Common	Joseph Cassano, EVP c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	4,317,225	2

Common	Anthony Fernandez, CFO c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	2,745,205	1

Common	Kenneth Archer, Director c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	112,923	1

Common	Mirus Opportunistic Fund (5) c/o Julius Baer Trust Company (Cayman Ltd.) PO Box 1100 GT Windward III, Regata Office Park Grand Cayman	2,500,000	1

Total of Common Stock-All Directors & Executive Officers (9 persons):		228,495,059	89

Total of Series A Convertible Preferred Stock-All Directors & Executive Officers (9 persons):		8,333,333	100

Total of Series B Convertible Preferred Stock-All Directors & Executive Officers (10 persons):		1,666,500	100

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

(3)
Robert Thomson has been designated by Vision Opportunity Master Fund, Ltd. to our board of directors. The reported securities are owned directly by Vision Opportunity Master Fund, Ltd. and its affiliate Vision Capital Advantage Fund, L.P. (collectively, the “Vision Entities”), and Mr. Thomson has no direct interest in these shares. The 194,483,846 shares listed represent the aggregate 1,116,705 common shares held by the Vision Entities as well as (all figures given in the aggregate) (a) the series A Warrants to purchase up to  26,595,936 shares of our common stock (b) the Series B Warrants to purchase up to 6,250,000 shares of common stock  (c) the Senior Secured 10% Convertible Promissory Notes (the “Notes”) currently convertible into  87,191,873  shares of our common stock and (d) the Series A Convertible Preferred Stock convertible into 33,333,332 share of our common stock (e)  the Series B Convertible Preferred Stock convertible into 39,996,000 share of our common stock, which are described in the following footnotes. The Series A Warrants, Series B Warrants, the Notes, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock owned by the Vision Entities are subject to a beneficial ownership limitation such that the Vision Entities may not convert or exercise such securities to the extent that the conversion or exercise would cause the Vision Entities’ common stock holdings to exceed 4.99% of our total common shares outstanding, provided that this restriction on conversion can be waived at any time by the funds on 61 days’ notice. Mr. Thomson disclaims beneficial ownership of all securities reported herein.

(4)
The reported shares of Series A Convertible Preferred Stock are owned directly by the Vision Entities; such shares are convertible at any time, at the holders’ election, into 33,333,332 shares of our common stock (the quotient of the liquidation preference amount of $0.60 per share divided by the current conversion price of $0.15 per share times the number of shares of Series A Preferred Stock). The reported shares of Series B Convertible Preferred Stock are owned directly by the Vision Entities; such shares are convertible at any time, at the holders’ election, into 39,996,000 shares of our common stock (the quotient of the liquidation preference amount of $6.00 per share divided by the current conversion price of $0.25 per share times the number of shares of Series B Preferred Stock). The Vision Entities may not acquire shares of common stock upon conversion of the Convertible Preferred Stock to the extent that, upon conversion, the number of shares of common stock beneficially owned by the Vision Entities and its affiliates would exceed 4.99% of the issued and outstanding shares of our common stock; provided, that this restriction on conversion can be waived at any time by the funds on 61 days’ notice. Mr. Thomson disclaims beneficial ownership of all securities reported herein.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2009 and December 31, 2008 were approximately $125,550 and $139,838 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $5,000 and $5,000 for the fiscal years ended December 31, 2009 and 2008.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2009 and 2008 were $0 and $0 respectively.

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
Chief Executive Officer March 29 , 2010

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name/Signature	Title	Date

/s/ Anthony M. Servidio	Chief Executive Officer, Chairman (Principal Executive Officer)	March 29 , 2010
Anthony M. Servidio

/s/ Robert H. Thomson	Director	March 29 , 2010
Robert H. Thomson

/s/ Robert Rubin	Director	March 29 , 2010
Robert Rubin

/s/ Kenneth Archer	Director	March 29 , 2010
Kenneth Archer

/s/ Joseph Fuccillo	President, Chief Technology Officer, Director	March 29 , 2010
Joseph Fuccillo

/s/ Anthony Fernandez	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	March 29 , 2010
Anthony Fernandez