Form 10-Q
period 2010-03-31
Juma Technology Corp.
filed 2010-05-13
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 46,468,945 Common Shares as of May 10, 2010

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	5
	Notes to Condensed Consolidated Financial Statements	6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Results of Operations for the three months ended March 31, 2010 and 2009	15-16
	Liquidity and Capital Resources	16-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	(Removed and Reserved).	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

	Signatures	20

	Certifications

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Juma Technology Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$2,314,930	$961,001
Accounts receivable, (net of allowance of $206,653 and $213,471, respectively)	1,927,931	2,175,034
Inventory	157,288	161,770
Prepaid expenses	32,353	26,837
Other current assets	133,889	133,889
Total current assets	4,566,391	3,458,531

Fixed assets, (net of accumulated depreciation of $928,147 and $827,839, respectively)	1,134,697	1,224,120

Other assets	221,554	248,509
Total assets	$5,922,642	$4,931,160

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Notes payable	$297,951	$297,486
Convertible notes payable, (net of discount of $806,280 and $604,435, respectively)	14,723,079	12,099,346
Current portion of capital leases payable	139,998	174,115
Accounts payable	2,115,520	2,022,532
Accrued expenses and taxes payable	1,825,010	1,685,810
Deferred revenue	15,564	76,174
Total current liabilities	19,117,122	16,355,463

Capital leases payable, net of current maturities	13,878	25,466
Convertible notes payable, (net of discount of $14,725 and $0, respectively)	636,506	700,000
Total liabilities	19,767,506	17,080,929

Commitments and contingencies

Stockholders' deficiency
Series A Preferred stock, $0.0001 par value, 8,333,333 shares authorized, 8,333,333 shares issued and outstanding, respectively	833	833
Series B Preferred stock, $0.0001 par value, 1,666,667 shares authorized, 1,666,500 and 1,666,500 shares issued and outstanding, respectively	167	167
Series C Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.0001 par value, 900,000,000 shares authorized, 46,468,945 and 46,468,945 shares issued and outstanding, respectively	4,646	4,646
Additional paid-in capital	33,921,009	32,901,105
Warrants	4,051,656	3,155,145
Retained deficit	(51,823,175)	(48,211,665)
Total stockholders' deficiency	(13,844,864)	(12,149,769)
Total liabilities and stockholders' deficiency	$5,922,642	$4,931,160

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three months ended March 31,

	March 31, 2010	March 31, 2009
Sales	$2,312,905	$4,649,552
Cost of goods sold	1,708,112	3,324,460
Gross margin	604,793	1,325,092

Operating expenses
Selling	505,900	375,816
Research and development	47,356	133,358
General and administrative	1,681,701	1,478,679
Total operating expenses	2,234,957	1,987,853

(Loss) from operations	(1,630,164)	(662,761)

Amortization of discount on notes	(1,558,754)	(430,545)
Interest (expense), net	(417,514)	(307,866)

(Loss) before income taxes	(3,606,432)	(1,401,172)
Provision for income taxes	5,078	2,915

Net (loss)	$(3,611,510)	$(1,404,087)
Deemed preferred stock dividend	-	5,599,440
Net (loss) attributable to common shareholders	$(3,611,510)	$(7,003,527)

Basic and diluted net (loss) per share	$(0.08)	$(0.15)
Weighted average common shares outstanding	46,468,945	46,343,945

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31,

	2010	2009
Operating Activities
Net loss	$(3,611,510)	$(1,404,087)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation expense	100,308	93,266
Stock option compensation expense	111,556	176,828
Amortization of discount on notes	1,558,754	430,545
Bad debt expense	(6,818)	(97,864)
Warrants issued for services	30,000	-
Amortization of loan costs	26,955	23,205
Changes in operating assets and liabilities:
Accounts receivable	253,921	(465,326)
Inventory	4,482	173,815
Prepaid expenses	(5,516)	(22,032)
Other current assets	-	71,922
Accounts payable and accrued expenses	232,188	(134,414)
Deferred revenue	(60,610)	(101,043)
Net cash flows (used) by operating activities	(1,366,290)	(1,255,185)

Investing Activities
Acquisition of fixed assets	(10,885)	(25,322)
Increase in other assets	-	(10,696)
Net cash flows (used) provided by investing activities	(10,885)	(36,018)

Financing Activities
Proceeds from issuance of convertible notes payable	3,000,000	1,475,000
Repayment of convertible notes payable	(223,191)	-
Proceeds from stock option exercise	-	-
Repayment of capital leases payable	(45,705)	(62,194)
Net cash flows provided by financing activities	2,731,104	1,412,806

Net change in cash	1,353,929	121,603
Cash, beginning of year	961,001	364,046
Cash, end of year	$2,314,930	$485,649

Supplemental Cash Flow Information:
Interest paid	$58,982	$58,323
Income taxes paid	5,078	2,915

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010

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

The accompanying interim condensed consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended December 31, 2009.

The results and trends on these interim condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 may not be representative of those for the full fiscal year or any future periods.

Revenue Recognition

The Company derives revenue primarily from the sale and service of communication systems and applications. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer. Revenues from the sales of products that include installation services are recognized on the percentage of completion basis pursuant to the provisions of ASC 605-35 “Construction-type and Production-type Contracts.”

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010

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

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, warrants, convertible loans and other convertible securities utilizing the treasury stock method. There were  178,841,286 and 93,349,965 potentially dilutive shares for the three months ended March 31, 2010 and 2009, respectively. The effect of the potentially dilutive shares has been ignored, as it would be antidilutive.

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

Reclassifications

Certain amounts included for the period ended March 31, 2009 in the financial statements have been reclassified to conform to the presentation for the period ended March 31, 2010.

Assets Subject to Lien

The Company’s major supplier has a $2,000,000 lien on the Company’s assets.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2010	December 31, 2009
Billed	$1,523,487	$1,814,132
Unbilled	611,097	574,373
Allowance for doubtful accounts	(206,653)	(213,471)
	$1,927,931	$2,175,034

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
March 31, 2010

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
March 31, 2010

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
March 31, 2010

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
March 31, 2010

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

On January 28, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. a convertible promissory note with principal amount $500,000 and a warrant to purchase 1,666,667 shares of common stock in exchange for $500,000 in cash. The promissory note matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. The Company recognized a beneficial conversion feature of $166,667 in connection with the issuance of the convertible promissory note, which was expensed since the note can be converted at any time.

On February 25, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. a convertible promissory note with principal amount $500,000 and a warrant to purchase 1,666,667 shares of common stock in exchange for $500,000 in cash. The promissory note  matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. The Company recognized a beneficial conversion feature of $266,667 in connection with the issuance of the convertible promissory note, which was expensed since the note can be converted at any time.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010

On March 31, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. a convertible promissory note with principal amount $2,000,000 and a warrant to purchase 6,666,666 shares of the Company’s common stock in exchange for $2,000,000 in cash. The promissory note matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. The Company recognized a beneficial conversion feature of $400,000 in connection with the issuance of the convertible promissory note, which was expensed since the note can be converted at any time.

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

Future minimum lease payments are as follows:

Year	Total Payments	Interest Payments	Principal Payments
2010	138,122	17,301	120,821
2011	26,537	1,071	25,466

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
March 31, 2010

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

At March 31, 2010, the Company has 5,786,956 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.17 to $1.33 per share under the 2006 Plan. These options carry a ten year term and vest ratably over five years. The options vested during the first twelve months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over one year. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $958,693. During the three months ended March 31, 2010, the Company granted options to purchase 205,000 shares of common stock. The fair value of options granted during the three months ended March 31, 2010 was determined using expected volatility of 68.3%, terms of ten years and risk free interest rate of 3.68%.

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

At March 31, 2010, the Company has 6,008,750 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.20 to $0.60 per share under the 2007 Plan. These options carry a ten year term and vest ratably over various terms. The options vested during the first twelve months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over various terms. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $631,488 .

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

At March 31, 2010, the Company has 5,738,250 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.14 to $0.16 per share under the 2008 Plan. These options carry a ten year term and vest ratably over various terms. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over a one year term. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $407,925.

On July 16, 2009 the Company adopted the 2009 Stock Option Plan of Juma Technology Corp., (the “2009 Plan”).The Plan provides for up to 10,000,000 shares of incentive and non-qualified options that may be granted to employees, directors and certain key affiliates. Under the Plan, incentive options may be granted at not less than the fair market value on the date of grant and non-statutory options may be granted at or below fair market value. The Company wishes to utilize the Plan to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by key employees, directors, and others. Options under the Plan will be either “incentive options” under Section 422A of the Internal Revenue Code of 1986, as amended, or “non-qualified stock options” which are not intended to so qualify. Through March 31, 2010 no options have been issued under the 2009 Plan.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010

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

As of March 31, 2010, there were $770,137 in accrued unpaid dividends on the series A convertible preferred stock.

 NOTE 10 – SUBSEQUENT EVENT

Exchange of warrants for series C preferred stock.

On April 30, 2010 Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, L.P. exchanged their holdings of certain warrants to purchase the Company’s common stock for 1,970,756 shares of the Company’s Series C Preferred Stock. Warrants to purchase 23,595,936 shares at $0.15 per share expiring in May 2014, 3,000,000 shares at $0.15 per share expiring in February 2014 and 6,250,000 shares at $0.25 per share expiring in August 2012 were exchanged. Vision Opportunity Master Fund, Ltd. retains their holding of warrants to purchase to purchase 6,666,666 shares at $0.15 expiring in March 2015.

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

Results of Operations for the three months ended March 31, 2010

Revenues for the three months ended March 31, 2010 decreased $2,336,647 or 50% to $2,312,905, compared with revenues of $4,649,552 for the three months ended March 31, 2009. The decrease in revenues was predominantly due to decreased sales to existing customers.

Cost of goods sold for the three months ended March 31, 2010 decreased $1,616,348 or 49% to $1,708,112, compared to $3,324,460 for the three months ended March 31, 2009. The decrease in cost of goods sold is primarily attributable to the decrease in revenue.

Gross margin for the three months ended March 31, 2010 decreased $720,299 or 54% to $604,793, compared to $1,325,092 for the three months ended March 31, 2009. The decrease is directly attributable to the decrease in revenue.

Selling expenses increased by $130,084 or 35% to $505,900 for the three months ended March 31, 2010, compared to $375,816 for the three months ended March 31, 2009. The increase was predominantly due to an increase in marketing efforts.

Research and development expenses decreased by $86,002 or 64% to $47,356 for the three months ended March 31, 2010, compared to $133,358 for the three months ended March 31, 2009. All research and development expenses were incurred by Nectar. The decrease is primarily attributable to a decrease in the use of consultants.

General and administrative expenses increased by $203,022 or 14% to $1,681,701 for the three months ended March 31, 2010, compared to $1,478,679 for the three months ended March 31, 2009. Salary expense increased approximately $139,000 in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Amortization of discounts on notes increased $1,128,209 or 262% to $1,558,754 for the three months ended March 31, 2010 compared to $430,545 for the three months ended March 31, 2009.  Discounts on convertible notes payable being amortized over the term of the note increased approximately $655,000 and recognition of beneficial conversion features increased approximately $473,000 in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The beneficial conversion features are expensed when recognized since the notes can be converted at any time.

Interest expense (net) totaled $417,514 for the three months ended March 31, 2010 compared to $307,866 for the three months ended March 31, 2009. The increase is primarily attributable to the issuance of additional convertible promissory notes.

The Company incurred a net loss of $3,611,510 for the three months ended March 31, 2010 compared to a net loss of $7,003,527 for the three months ended March 31, 2009. Nectar incurs significant operational and development expenses that management believes will continue for the foreseeable future. Nectar generated a net loss of approximately $633,000 for the three months ended March 31, 2010. The Company expects Nectar’s loss to continue until new sales outpace the current level of costs.

For the three months ended March 31, 2009, the Company recognized a deemed dividend to preferred shareholders of $5,599,440 as a result of  a decrease in the per share conversion price of the series B preferred stock from $0.50 to $0.25 pursuant to its price protection provisions.

Liquidity and Capital Resources

As of March 31, 2010, the Company had total current assets of $4,566,391, and total current liabilities of $19,117,122, resulting in a current working capital deficit of $14,550,731. Also, at March 31, 2010 the Company had $ $2,314,930 in cash. Management does not believe that these amounts will be sufficient for the upcoming year, nor does it believe that the current business will be able to sustain the anticipated growth of the operations. Management will attempt to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

On February 7, 2007, the Company began offering up to $2,000,000 of convertible promissory notes. The notes are non-interest bearing, mature in eighteen months and are convertible, at the holder’s option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the notes purchased. As of March 31, 2010, the Company has sold $2,225,000 in notes. Of this amount $100,000 has been converted into common stock; $832,500 has been repaid and the notes cancelled; and $1,000,000 bearing annual interest of 14% was exchanged for a new convertible note of $1,000,000 bearing annual interest of 14% and 1,065,790 shares of the Company’s common stock as further described below.

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

On January 28, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. a convertible promissory note with principal amount $500,000 and a warrant to purchase 1,666,667 shares of common stock in exchange for $500,000 in cash. The promissory note matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014.

On February 25, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. a convertible promissory note with principal amount $500,000 and a warrant to purchase 1,666,667 shares of common stock in exchange for $500,000 in cash. The promissory note  matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014.

On March 31, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. a convertible promissory note with principal amount $2,000,000 and a warrant to purchase 6,666,666 shares of the Company’s common stock in exchange for $2,000,000 in cash. The promissory note matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014.

Cash flow used in operations totaled $1,366,290 for the three months ended March 31, 2010 compared to $1,255,185 for the three months ended March 31, 2009. The increase in cash flow used in operations is attributable primarily to an increase in net loss offset by an increase in amortization of discounts notes and increases of changes in accounts receivable and accounts payable and accrued expenses.

Cash flow used by investing activities was $10,855 for the three months ended March 31, 2010 compared to $36,018 for the three months ended March 31, 2009. The decrease in cash flow used in investing activities is due primarily to a decrease in the acquisition of fixed assets.

Cash flow provided by financing activities increased to $2,731,104 for the three months ended March 31, 2010 compared cash flow provided by financing activities of $1,412,806 for the three months ended March 31, 2009. The increase is attributable to an increase in proceeds from the issuance of convertible promissory notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Anthony M. Servidio and Chief Financial Officer, Mr. Anthony Fernandez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 4. (Removed and Reserved).

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

Juma Technology Corp.
(Registrant)

Date: May 13, 2010	/s/ Anthony M. Servidio

Anthony M. Servidio
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 13, 2010	/s/ Anthony Fernandez

Anthony Fernandez
Chief Financial Officer
(Principal Financial and Accounting Officer)