Form 10-Q
period 2010-06-30
Juma Technology Corp.
filed 2010-08-13
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 46,468,945 Common Shares as of August 09, 2010

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009	4
	Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2010 and 2009	5
	Notes to Condensed Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Results of Operations for the three and six months ended June 30, 2010 and 2009	12-13
	Liquidity and Capital Resources	13-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	(Removed and Reserved)	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures	16

	Certifications

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$272,870	$961,001
Accounts receivable, (net of allowance of $292,772 and $231,471, respectively)	3,307,950	2,175,034
Inventory	164,296	161,770
Prepaid expenses	63,789	26,837
Other current assets	133,889	133,889
Total current assets	3,942,794	3,458,531

Fixed assets, (net of accumulated depreciation of $1,030,179 and $827,839, respectively)	1,061,594	1,224,120

Other assets	197,099	248,509
Total assets	$5,201,487	$4,931,160

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Notes payable, (net of discount of $37,507 and $0, respectively)	$790,519	$297,486
Convertible notes payable, (plus premium of $169,129 and net of discount of $604,435, respectively)	15,511,296	12,099,346
Current portion of capital leases payable	104,961	174,115
Accounts payable	1,838,017	2,022,532
Accrued expenses and taxes payable	2,215,745	1,685,810
Deferred revenue	69,185	76,174
Total current liabilities	20,529,723	16,355,463

Capital leases payable, net of current maturities	1,901	25,466
Convertible notes payable, (net of discount of $2,084 and $0, respectively)	641,448	700,000
Total liabilities	21,173,072	17,080,929

Commitments and contingencies

Stockholders' deficiency
Series A Preferred stock, $0.0001 par value, 8,333,333 shares authorized, 8,333,333 shares issued and outstanding, respectively	833	833
Series B Preferred stock, $0.0001 par value, 1,666,667 shares authorized, 1,666,500 and 1,666,500 shares issued and outstanding, respectively	167	167
Series C Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 1,970,756 and 0 shares issued and outstanding, respectively	197	-
Common stock, $0.0001 par value, 900,000,000 shares authorized, 46,648,945 and 46,648,945 shares issued and outstanding, respectively	4,646	4,646
Additional paid in capital	37,915,968	32,901,105
Warrants	756,942	3,155,145
Retained deficit	(54,650,338)	(48,211,665)
Total stockholders' deficiency	(15,971,585)	(12,149,769)
Total liabilities and stockholders' deficiency	$5,201,487	$4,931,160

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and six months ended June 30,

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Sales	$3,434,279	$3,391,130	$5,747,184	$8,040,682
Cost of goods sold	2,453,460	2,308,627	4,161,572	5,633,087
Gross margin	980,819	1,082,503	1,585,612	2,407,595

Operating expenses
Selling	404,891	397,172	910,791	772,988
Research and development	71,472	123,241	118,828	256,599
General and administrative	1,277,043	2,764,944	2,958,744	4,243,623
Total operating expenses	1,753,406	3,285,357	3,988,363	5,273,210

(Loss) from operations	(772,587)	(2,202,854)	(2,402,751)	(2,865,615)

Amortization of discount on notes	(989,284)	(2,611,036)	(2,548,038)	(3,041,580)
Interest (expense), net	(474,065)	(305,260)	(891,579)	(613,127)

(Loss) before income taxes	(2,235,936)	(5,119,150)	(5,842,368)	(6,520,322)
Provision for income taxes	-	4,534	5,078	7,449

Net (loss)	$(2,235,936)	$(5,123,684)	$(5,847,446)	$(6,527,771)
Deemed preferred stock dividend	591,227	1,666,667	591,227	7,266,107
Net (loss) attributable to common shareholders	$(2,827,163)	$(6,790,351)	$(6,438,673)	$(13,793,878)

Basic and diluted net (loss) per share	$(0.06)	$(0.15)	$(0.14)	$(0.30)
Weighted average common shares outstanding	46,468,945	46,343,945	46,468,945	46,343,945

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30,

	2010	2009
Operating Activities
Net (loss)	$(5,847,446)	$(6,527,771)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation expense	202,340	189,974
Stock option compensation expense	169,531	457,844
Amortization of discount on notes payable	2,548,037	3,041,580
Bad debt expense	101,901	(130,164)
Amortization of loan costs	51,410	48,910
Non-current interest expense	-	300,000
Early extinguishment of debt	-	1,116,192
Warrants issued for services	42,500	-
Changes in operating assets and liabilities:
Accounts receivable	(1,234,817)	493,904
Inventory	(2,526)	175,967
Prepaid expenses	(36,952)	(18,920)
Other current assets	-	71,922
Accounts payable and accrued expenses	345,420	(517,465)
Deferred revenue	(6,989)	(909,030)
Net cash flows (used) by operating activities	(3,667,591)	(2,207,057)

Investing Activities
Acquisition of fixed assets	(39,814)	(39,371)
Increase in other assets	-	(42,072)
Net cash flows (used) by investing activities	(39,814)	(81,443)

Financing Activities
Proceeds from issuance of convertible notes payable	3,000,000	4,475,000
Proceeds from issuance of nonconvertible notes payable	500,000	-
Repayment of convertible promissory notes	(388,007)	-
Repayment of capital leases payable	(92,719)	(120,119)
Net cash flows provided by financing activities	3,019,274	4,354,881

Net change in cash	(688,131)	2,066,381
Cash, beginning of period	961,001	364,046
Cash, end of period	$272,870	$2,430,427

Supplemental Cash Flow Information:
Interest paid	$118,265	$146,604
Income taxes paid	5,078	7,449

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

The results and trends on these interim condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009 may not be representative of those for the full fiscal year or any future periods.

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

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, warrants, convertible loans and other convertible securities utilizing the treasury stock method. There were 194,801,190 potentially dilutive shares for the three and six months ended June 30, 2010.  There were 149,012,000 potentially dilutive shares for the three months and six months ended June 30, 2009.  The effect of the potentially convertible shares has been ignored, as it would be antidilutive.

Reclassifications

Certain amounts included for the period ended June 30, 2009 in the financial statements have been reclassified to conform to the presentation for the period ended June 30, 2010.

Assets Subject to Lien

The Company’s major supplier has a $2,000,000 lien on the Company’s assets.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2010	December 31, 2009
Billed	$2,107,479	$1,814,132
Unbilled	1,493,243	574,373
Allowance for doubtful accounts	(292,772)	(213,471)
	$3,307,950	$2,175,034

NOTE 3 – NOTE RECEIVABLE

On December 15, 2006, the Company loaned $250,000 to AGN Networks, Inc. a Florida corporation (“AGN”), pursuant to the terms of a Promissory Note (the “Note”). The Note is unsecured and bears interest at the rate of 8% per annum payable to the Company on or about December 15, 2007. On March 6, 2007, the Company entered into and closed on an agreement and plan of merger with AGN and as a result AGN has become a wholly-owned subsidiary of the Company. The Company forgave $125,000 of the Note, which had been assumed by Avatel Technologies, Inc.

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

In accordance with the terms and provisions of the Agreement, in exchange for all of the capital stock of AGN, the Company paid a total of $200,000 to the shareholders of AGN, who included Mr. Ernie Darias and Mr. Albert Rodriquez. This amount was paid by issuing ninety-day promissory notes to each of Mr. Darias and Mr. Rodriquez. In addition, the Agreement provides that Juma will forgive $125,000 of the loan previously made to AGN. Also, the Company issued an aggregate of 320,000 shares of common stock to the shareholders of AGN in connection with the Agreement. The Company committed that the 320,000 shares will have a value of at least $640,000 one year from the date of the Agreement or the Company will issue to the AGN shareholders a two-year promissory note reflecting the difference between the value of the 320,000 shares and $640,000. The Company also paid off certain obligations of AGN to Avatel Technologies, Inc., an entity owned by certain shareholders of AGN, in the aggregate amount of $675,000 by paying $200,000 in cash and by issuing a promissory note for the balance. The Company has entered into an employment agreement with Mr. Rodriquez. The Employment Agreement with Mr. Rodriquez is for a term of two years and a base salary of $125,000 per annum.

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

NOTE 5 –CONVERTIBLE NOTES PAYABLE and WARRANTS TO PURCHASE COMMON STOCK

On February 9, 2009 the Company issued to Vision Opportunity Master Fund a convertible promissory note with principal amount $1,500,000 and a warrant to purchase 3,000,000 shares of common stock in exchange for $1,500,000 in cash. The promissory note matures one year from the date of issuance, bears interest at an annual rate of 10% and is initially convertible into shares the Company’s common stock at a conversion price of $0.25. The warrants have an exercise price of $0.25 and a term of five years. The conversion price of the promissory notes and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events. The Company recognized a beneficial conversion feature of $360,000 in connection with the issuance of the convertible promissory note, which was expensed since the notes can be converted at any time. The note was cancelled on May 21, 2009 under the provisions of a new financing transaction. On December 23, 2009 the exercise price of the warrants was changed to $0.15, and on April 30, 2010 the warrants were exchanged for shares of the Company’s series C preferred stock.

On May 21, 2009 the Company issued to Vision Opportunity Master Fund a convertible promissory note with principal amount $4,542,500 and a warrant to purchase 15,141,667 shares of common stock in exchange for cancellation of the promissory note with principal amount $1,500,000 issued on February 9, 2009 and $3,000,000 in cash. The promissory note matures one year from the date of issuance, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion  price of $0.15. The warrants have an exercise price of $0.15 per share and a term of five years. In addition, the following price protection provisions were invoked: the conversion price on all convertible notes held by Vision was reduced from $0.25 to $0.15; the conversion price of the Series A Preferred Stock was reduced from $0.25 to $0.15; and the exercise price of the Series B Warrants held by Vision was reduced from $0.46 to $0.25. On April 30, 2010 the warrants were exchanged for shares of the Company’s series C preferred stock, and on May 21, 2010 the maturity date of the notes was extended to November 29, 2010.

The Company recognized a beneficial conversion feature of approximately $2,422,000 in connection with the convertible promissory notes issued on May 21, 2009. The beneficial conversion feature was expensed immediately since the notes can be converted into shares of common stock at any time. The Company recognized a loss of approximately $97,000 on the early extinguishment of debt related to cancellation of the promissory note with principal amount of $1,500,000 issued on February 9, 2009. The reduction in the conversion price on all convertible notes held by Vision from $0.25 to $0.15 resulted in a loss on the early extinguishment of debt of  $1,018,810. The reduction in the conversion price of the Series A Preferred Stock from $0.25 to $0.15 resulted in a deemed dividend of  $1,666,667. The reduction in the exercise price of the Series B Warrants held by Vision from $0.46 to $0.25 resulted in increase of additional paid-in capital allocated to warrants of $259,516.

On September 24, 2009 the Company issued to Vision Capital Advantage Fund, LP a convertible promissory note with principal amount $1,036,280.53 and a warrant to purchase 3,454,268  shares of common stock in exchange for $1,036,280.53 in cash. The promissory note matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. The conversion price of the promissory notes and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events. The Company recognized a beneficial conversion feature of $691,000 in connection with the issuance of the convertible promissory note, which was expensed since the notes can be converted at any time. On April 30, 2010 the warrants were exchanged for shares of the Company’s series C preferred stock, and on May 21, 2010 the maturity date of the notes was extended to November 29, 2010.

On December 23, 2009, Company issued to Vision Opportunity Master Fund, Ltd., a convertible promissory note with principal amount $500,000 and a warrant to purchase 1,666,667 shares of the Company’s common stock in exchange for $500,000 in cash. The promissory note matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. The conversion price of the promissory notes and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events.  In addition, the exercise price of warrants to purchase 3,000,000 shares of the Company’s common stock issued in February 2009 was reduced from $0.25 to $0.15 per share pursuant to price protection provision. The Company recognized a beneficial conversion feature of $333,333 in connection with the issuance of the convertible promissory note, which was expensed since the notes can be converted at any time. The reduction in the exercise price of the warrants resulted in decrease of additional paid-in capital allocated to warrants of  $51,401. On April 30, 2010 the warrants were exchanged for shares of the Company’s series C preferred stock, and on May 21, 2010 the maturity date of the notes was extended to November 29, 2010.

On January 28, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. a convertible promissory note with principal amount $500,000 and a warrant to purchase 1,666,667 shares of common stock in exchange for $500,000 in cash. The promissory note matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. The Company recognized a beneficial conversion feature of $166,667 in connection with the issuance of the convertible promissory note, which was expensed since the note can be converted at any time. On April 30, 2010 the warrants were exchanged for shares of the Company’s series C preferred stock, and on May 21, 2010 the maturity date of the notes was extended to November 29, 2010.

On February 25, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. a convertible promissory note with principal amount $500,000 and a warrant to purchase 1,666,667 shares of common stock in exchange for $500,000 in cash. The promissory note  matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. The Company recognized a beneficial conversion feature of $266,667 in connection with the issuance of the convertible promissory note, which was expensed since the note can be converted at any time. On April 30, 2010 the warrants were exchanged for shares of the Company’s series C preferred stock, and on May 21, 2010 the maturity date of the notes was extended to November 29, 2010.

On March 31, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. a convertible promissory note with principal amount $2,000,000 and a warrant to purchase 6,666,666 shares of the Company’s common stock in exchange for $2,000,000 in cash. The promissory note matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. The Company recognized a beneficial conversion feature of $400,000 in connection with the issuance of the convertible promissory note, which was expensed since the note can be converted at any time. On May 21, 2010 the maturity date of the notes was extended to November 29, 2010.

On April 30, 2010 Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, L.P. exchanged their holdings of warrants to purchase 32,845,936 shares of  the Company’s  common stock for 1,970,756 shares of the Company’s Series C Preferred Stock. Warrants to purchase 23,595,936 shares at $0.15 per share expiring in May 2014, 3,000,000 shares at $0.15 per share expiring in February 2014 and 6,250,000 shares at $0.25 per share expiring in August 2012 were exchanged. Vision Opportunity Master Fund, Ltd. retained their holding of warrants to purchase 6,666,666 shares at $0.15 expiring in March 2015. The Company recognized a beneficial conversion feature of $591,227 in connection with the issuance of the series C preferred stock, which was recorded as a dividend since the preferred stock can be converted at any time.

On June 25, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. a non-convertible promissory note with principal amount $500,000 and a warrant to purchase 3,333,333 shares of the Company’s common stock in exchange for $500,000 in cash. The promissory note matures in November 2010 and bears interest at an annual rate of 10%. The warrants have an exercise price of $0.15 and expire in March 2015.

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

Future minimum lease payments are as follows:

Year	Total Payments	Interest Payments	Principal Payments
2010	84,775	4,099	80,676
2011	26,537	1,071	25,466

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

At June 30, 2010, the Company has 5,756,181 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.17 to $1.33 per share under the 2006 Plan. These options carry a ten year term and vest ratably over five years. The options vested during the first twelve months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over one year. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $953,967.

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

At June 30, 2010, the Company has 6,001,402 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.20 to $0.60 per share under the 2007 Plan. These options carry a ten year term and vest ratably over various terms. The options vested during the first twelve months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over various terms. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $630,239 .

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

At June 30, 2010, the Company has 5,738,250 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.14 to $0.16 per share under the 2008 Plan. These options carry a ten year term and vest ratably over various terms. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over a one year term. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $407,925.

On July 16, 2009 the Company adopted the 2009 Stock Option Plan of Juma Technology Corp., (the “2009 Plan”).The Plan provides for up to 10,000,000 shares of incentive and non-qualified options that may be granted to employees, directors and certain key affiliates. Under the Plan, incentive options may be granted at not less than the fair market value on the date of grant and non-statutory options may be granted at or below fair market value. The Company wishes to utilize the Plan to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by key employees, directors, and others. Options under the Plan will be either “incentive options” under Section 422A of the Internal Revenue Code of 1986, as amended, or “non-qualified stock options” which are not intended to so qualify. Through June 30, 2010 no options have been issued under the 2009 Plan.

 NOTE 9 – PREFERRED STOCK

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

On April 30, 2010 Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, L.P. exchanged their holdings of warrants to purchase 32,845,936 shares of  the Company’s  common stock for 1,970,756 shares of the Company’s Series C Preferred Stock. The Company recognized a deemed dividend to preferred shareholders of $591,227 as a result.

As of June 30, 2010, there were $844,931 in accrued unpaid dividends on the series A convertible preferred stock.

 NOTE 10 – SUBSEQUENT EVENT

On August 6, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. a non-convertible promissory note with principal amount $500,000 and a warrant to purchase 3,333,333 shares of the Company’s common stock in exchange for $500,000 in cash. The promissory note matures in November 2010 and bears interest at an annual rate of 10%. The warrants have an exercise price of $0.15 and expire in March 2015.

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

Results of Operations for the three months ended June 30, 2010

Revenues for the three months ended June 30, 2010 increased $43,149 or 1% to $3,434,279, compared with revenues of $3,391,130 for the three months ended June 30, 2009. The increase in revenues was predominantly due to increased sales to new and existing customers.

Cost of goods sold for the three months ended June 30, 2010 increased $144,833 or 6% to $2,453,460, compared to $2,308,627 for the three months ended June 30, 2009. The increase in cost of goods sold is primarily attributable to the increase in revenue.

Gross margin for the three months ended June 30, 2010 decreased $101,684 or 9% to $980,819, compared to $1,082,503 for the three months ended June 30, 2009. The decrease is directly attributable to the increase in cost of goods sold.

Selling expenses increased by $7,719 or 2% to $404,891 for the three months ended June 30, 2010, compared to $397,172 for the three months ended June 30, 2009. The increase was predominantly due to an increase in marketing efforts.

Research and development expenses decreased by $51,769 or 42% to $71,472 for the three months ended June 30, 2010, compared to $123,241 for the three months ended June 30, 2009. The decrease is primarily attributable to a decrease in the use of consultants. All research and development expenses were incurred by Nectar.

General and administrative expenses decreased by $1,487,901 or 54% to $1,277,043 for the three months ended June 30, 2010, compared to $2,764,944 for the three months ended June 30, 2009. The Company recognized a loss from the early extinguishment of debt of $1,116,191 during the three months ended June 30, 2009. Salary expense decreased $335,175 in the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Amortization of discounts on notes decreased $1,621,752 or 62% to $989,284 for the three months ended June 30, 2010 compared to $2,611,036 for the three months ended June 30, 2009. In May 2009 the Company recognized a beneficial conversion feature of  approximately $2,423,000 in connection with the issuance of a convertible promissory note, which was immediately expensed since the notes can be converted at any time.  Amortization of discounts on convertible notes payable over the terms of the notes increased approximately $801,000 in the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Interest expense (net) totaled $474,065 for the three months ended June 30, 2010 compared to $305,260 for the three months ended June 30, 2009. The increase is primarily attributable to the issuance of additional convertible promissory notes.

The Company incurred a net loss of $2,235,936 for the three months ended June 30, 2010 compared to a net loss of $5,123,684 for the three months ended June 30, 2009. Nectar incurs significant operational and development expenses that management believes will continue for the foreseeable future. Nectar generated a net loss of approximately $644,000 for the three months ended June 30, 2010. The Company expects Nectar’s loss to continue until new sales outpace the current level of costs.

In April 2010, the Company recognized a beneficial conversion feature of $591,227 in connection with the issuance of 1,970,756 shares of the Company’s series C preferred stock in exchange for warrants to purchase 32,845,936 shares of the Company’s stock. The beneficial conversion feature was recorded as a dividend since the preferred stock can be converted at any time. In May 2009, the Company recognized a deemed dividend to preferred shareholders of $1,666,667 as a result of  a decrease in the per share conversion price of the series A preferred stock from $0.25 to $0.15 pursuant to its price protection provisions.

Results of Operations for the six months ended June 30, 2010

Revenues for the six months ended June 30, 2010 decreased $2,293,498 or 29% to $5,747,184 compared with revenues of $8,040,682 for the six months ended June 30, 2009. The decrease in revenues was predominantly due to decreased sales to existing customers.

Cost of goods sold for the six months ended June 30, 2010 decreased $1,471,515 or 26% to $4,161,572, compared to $5,633,087 for the six months ended June 30, 2009. The decrease in cost of goods sold is primarily attributable to the decrease in revenue.

Gross margin for the six months ended June 30, 2010 decreased $821,983 or 34% to $1,585,612, compared to $2,407,595 for the six months ended June 30, 2009. The decrease is directly attributable to the decrease in revenue.

Selling expenses increased by $137,803 or 18% to $910,791 for the six months ended June 30, 2010, compared to $772,988 for the six months ended June 30, 2009. The increase was predominantly due to an increase in marketing efforts.

Research and development expenses decreased by $137,771 or 54% to $118,828 for the six months ended June 30, 2010, compared to $256,599 for the six months ended June 30, 2009. The decrease is primarily attributable to a decrease in the use of consultants. All research and development expenses were incurred by Nectar.

General and administrative expenses decreased by $1,284,879 or 30% to $2,958,744 for the six months ended June 30, 2010, compared to $4,243,623 for the six months ended June 30, 2009. The Company recognized a loss from the early extinguishment of debt of $1,116,191 during the six months ended June 30, 2009. Salary expense decreased $196,275 in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Amortization of discounts on notes decreased $493,542 or 16% to $2,548,038 for the six months ended June 30, 2010 compared to $3,041,580 for the six months ended June 30, 2009.  The recognition of beneficial conversion features decreased approximately $1,949,000 in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The beneficial conversion features were expensed when recognized since the notes can be converted at any time. Amortization of discounts on convertible notes payable over the terms of the notes  increased approximately $1,455,000 in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Interest expense (net) totaled $891,579 for the six months ended June 30, 2010 compared to $613,127 for the six months ended June 30, 2009. The increase is primarily attributable to the issuance of additional convertible promissory notes.

The Company incurred a net loss of $5,847,446 for the six months ended June 30, 2010 compared to a net loss of $6,527,771 for the six months ended June 30, 2009. Nectar incurs significant operational and development expenses that management believes will continue for the foreseeable future. Nectar generated a net loss of approximately $1,278,000 for the six months ended June 30, 2010. The Company expects Nectar’s loss to continue until new sales outpace the current level of costs.

In April 2010, the Company recognized a beneficial conversion feature of $591,227 in connection with the issuance of 1,970,756 shares of the Company’s series C preferred stock in exchange for warrants to purchase 32,845,936 shares of the Company’s stock. The beneficial conversion feature was recorded as a dividend since the preferred stock can be converted at any time. In May 2009, the Company recognized a deemed dividend to preferred shareholders of $1,666,667 as a result of  a decrease in the per share conversion price of the series A preferred stock from $0.25 to $0.15 pursuant to its price protection provisions. In February 2009, the Company recognized a deemed dividend to preferred shareholders of $5,599,440 as a result of  a decrease in the per share conversion price of the series B preferred stock from $0.50 to $0.25 pursuant to its price protection provisions.

Liquidity and Capital Resources

As of June 30, 2010, the Company had total current assets of $3,942,794, and total current liabilities of $20,529,723, resulting in a current working capital deficit of $16,586,929. Also, on June 30, 2010 the Company had $272,870 in cash. Management does not believe that these amounts will be sufficient for the upcoming year, nor does it believe that the current business will be able to sustain the anticipated growth of the operations. Management will attempt to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

On February 9, 2009 the Company issued to Vision Opportunity Master Fund a convertible promissory note with principal amount $1,500,000 and a warrant to purchase 3,000,000 shares of common stock in exchange for $1,500,000 in cash. The promissory note matures one year from the date of issuance, bears interest at an annual rate of 10% and is initially convertible into shares the Company’s common stock at a conversion price of $0.25. The warrants have an exercise price of $0.25. The conversion price of the promissory notes and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events. The note was cancelled on May 21, 2009 under the provisions of a new financing transaction. On December 23, 2009 the exercise price of the warrants was changed to $0.15, and on April 30, 2010 the warrants were exchanged for shares of the Company’s series C preferred stock.

Also on February 9, 2009 the conversion price of the series B preferred stock was reduced from $0.50 to $0.25 pursuant to its price protection provisions.

On May 21, 2009 the Company issued to Vision Opportunity Master Fund a convertible promissory note with principal amount $4,542,500 and a warrant to purchase 15,141,667 shares of common stock in exchange for cancellation of the promissory note with principal amount $1,500,000 issued on February 9, 2009 and $3,000,000 in cash. The promissory note issued matures one year from the date of issuance, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 per share and a term of five years. In addition, the following price protection provisions were invoked: the conversion price on all convertible notes held by Vision was reduced from $0.25 to $0.15; the conversion price of the Series A Preferred Stock was reduced from $0.25 to $0.15; and the exercise price of the Series B Warrants held by Vision was reduced from $0.46 to $0.25. On April 30, 2010 the warrants were exchanged for shares of the Company’s series C preferred stock, and on May 21, 2010 the maturity date of the notes was extended to November 29, 2010.

On September 24, 2009 the Company issued to Vision Capital Advantage Fund, LP a convertible promissory note with principal amount $1,036,281 and a warrant to purchase 3,454,268  shares of common stock in exchange for $1,036,281 in cash. The promissory note matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. The conversion price of the promissory notes and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events. On April 30, 2010 the warrants were exchanged for shares of the Company’s series C preferred stock, and on May 21, 2010 the maturity date of the notes was extended to November 29, 2010.

On December 23, 2009, Company issued to Vision Opportunity Master Fund, Ltd., a convertible promissory note with principal amount $500,000 and a warrant to purchase 1,666,667 shares of the Company’s common stock in exchange for $500,000 in cash. The promissory note matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. The conversion price of the promissory notes and the exercise price of the warrants are subject to adjustment upon the occurrence of certain events.  In addition  pursuant to price protection provision, the exercise price on warrants to purchase 3,000,000 shares of the Company’s common stock issued in February 2009 was reduced from $0.25 to $0.15 per share. On April 30, 2010 the warrants were exchanged for shares of the Company’s series C preferred stock, and on May 21, 2010 the maturity date of the notes was extended to November 29, 2010.

On January 28, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. a convertible promissory note with principal amount $500,000 and a warrant to purchase 1,666,667 shares of common stock in exchange for $500,000 in cash. The promissory note matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. On April 30, 2010 the warrants were exchanged for shares of the Company’s series C preferred stock, and on May 21, 2010 the maturity date of the notes was extended to November 29, 2010.

On February 25, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. a convertible promissory note with principal amount $500,000 and a warrant to purchase 1,666,667 shares of common stock in exchange for $500,000 in cash. The promissory note  matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. On April 30, 2010 the warrants were exchanged for shares of the Company’s series C preferred stock, and on May 21, 2010 the maturity date of the notes was extended to November 29, 2010.

On March 31, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. a convertible promissory note with principal amount $2,000,000 and a warrant to purchase 6,666,666 shares of the Company’s common stock in exchange for $2,000,000 in cash. The promissory note matures in May 2010, bears interest at an annual rate of 10% and is initially convertible into shares of the Company’s common stock at a conversion price of $0.15. The warrants have an exercise price of $0.15 and expire in May 2014. On May 21, 2010 the maturity date of the notes was extended to November 29, 2010.

On April 30, 2010 Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, L.P. exchanged their holdings of warrants to purchase 32,845,936 shares of  the Company’s  common stock for 1,970,756 shares of the Company’s Series C Preferred Stock. Warrants to purchase 23,595,936 shares at $0.15 per share expiring in May 2014, 3,000,000 shares at $0.15 per share expiring in February 2014 and 6,250,000 shares at $0.25 per share expiring in August 2012 were exchanged. Vision Opportunity Master Fund, Ltd. retained their holding of warrants to purchase 6,666,666 shares at $0.15 expiring in March 2015.

On June 25, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. a non-convertible promissory note with principal amount $500,000 and a warrant to purchase 3,333,333 shares of the Company’s common stock in exchange for $500,000 in cash. The promissory note matures in November 2010 and bears interest at an annual rate of 10%. The warrants have an exercise price of $0.15 and expire in March 2015.

Cash flow used in operations totaled $3,667,591 for the six months ended June 30, 2010 compared to $2,207,057 for the six months ended June 30, 2009.  The increase is cash flow used in operations is attributable primarily to an increase in the change in accounts receivable and a decrease in early extinguishment of debt, which was offset by a decrease in net loss.

Cash flow used by investing activities was $39,814 for the six months ended June 30, 2010 compared to $81,443 for the six months ended June 30, 2009. The decrease in cash flow used in investing activities is due primarily to a decrease in the acquisition of other assets.

Cash flow provided by financing activities decreased to $3,019,274 for the six months ended June 30, 2010 compared to cash flow provided by financing activities of $4,354,881 for the six months ended June 30, 2009. The decrease is attributable to decrease in the issuance of promissory notes and to an increase in their repayment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Anthony M. Servidio and Chief Financial Officer, Mr. Anthony Fernandez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

Juma Technology Corp. (Registrant)

Date: August 13, 2010	/s/ Anthony M. Servidio
Anthony M. Servidio Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 13, 2010	/s/ Anthony Fernandez
Anthony Fernandez Chief Financial Officer (Principal Financial and Accounting Officer)