Form 10-Q
period 2010-09-30
Juma Technology Corp.
filed 2010-11-10
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 46,468,945 Common Shares as of  November 8, 2010

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	5
	Notes to Condensed Consolidated Financial Statements	6-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Results of Operations for the three and nine months ended September 30, 2010 and 2009	13-14
	Liquidity and Capital Resources	14-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	(Removed and Reserved)	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

	Signatures	18

	Certifications

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Juma Technology Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$392,857	$961,001
Accounts receivable, (net of allowance of $271,998 and $213,471, respectively)	2,415,252	2,175,034
Inventory	171,789	161,770
Prepaid expenses	44,465	26,837
Other current assets	133,889	133,889
Total current assets	3,158,252	3,458,531

Fixed assets, (net of accumulated depreciation of $1,132,926 and $827,839, respectively)	966,260	1,224,120

Other assets	173,887	248,509
Total assets	$4,298,399	$4,931,160

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Notes payable, (net of discount of $165,987 and $0, respectively)	$1,613,184	$279,172
Convertible notes payable, (plus premium of $46,769 and net of discount of $604,435, respectively)	16,016,045	12,099,346
Current portion of capital leases payable	61,166	174,115
Accounts payable	1,626,117	2,022,532
Accrued expenses and taxes payable	154,807	309,962
Accrued interest payable	2,506,280	1,394,162
Deferred revenue	40,071	76,174
Total current liabilities	22,017,670	16,355,463

Capital leases payable, net of current maturities	962	25,466
Convertible notes payable	-	700,000
Total liabilities	22,018,632	17,080,929

Commitments and contingencies

Stockholders' deficiency
Series A Preferred stock, $0.0001 par value, 8,333,333 shares authorized, 8,333,333 shares issued and outstanding	833	833
Series B Preferred stock, $0.0001 par value, 1,666,667 shares authorized, 1,666,500 shares issued and outstanding	167	167
Series C Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 1,970,756 and 0 shares issued and outstanding, respectively	197	-
Common stock, $0.0001 par value, 900,000,000 shares authorized, and 46,648,945 shares issued and outstanding	4,646	4,646
Additional paid in capital	37,972,809	32,901,105
Warrants	1,027,689	3,155,145
Retained deficit	(56,726,574)	(48,211,665)
Total stockholders' deficiency	(17,720,233)	(12,149,769)
Total liabilities and stockholders' deficiency	$4,298,399	$4,931,160

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30,

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Sales	$2,331,645	$1,896,250	$8,078,829	$9,936,932
Cost of goods sold	1,498,431	1,004,817	5,660,003	6,637,904
Gross margin	833,214	891,433	2,418,826	3,299,028

Operating expenses
Selling	413,887	387,970	1,324,678	1,160,958
Research and development	48,420	59,136	167,248	315,735
General and administrative	2,009,609	1,871,910	4,968,353	6,115,533
Total operating expenses	2,471,916	2,319,016	6,460,279	7,592,226

(Loss) from operations	(1,638,702)	(1,427,583)	(4,041,453)	(4,293,198)

Amortization of premium and (discount) on notes, net	40,510	(984,286)	(2,507,528)	(4,025,866)
Interest (expense), net	(471,013)	(339,249)	(1,362,592)	(952,376)

(Loss) before income taxes	(2,069,205)	(2,751,118)	(7,911,573)	(9,271,440)
Provision for income taxes	7,031	193	12,109	7,642

Net (loss)	$(2,076,236)	$(2,751,311)	$(7,923,682)	$(9,279,082)
Deemed preferred stock dividend	-	-	591,227	7,266,107
Net (loss) attributable to common shareholders	$(2,076,236)	$(2,751,311)	$(8,514,909)	$(16,545,189)

Basic and diluted net (loss) per share	$(0.04)	$(0.06)	$(0.18)	$(0.36)
Weighted average common shares outstanding	46,468,945	46,452,641	46,468,945	46,380,575

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30,

	2010	2009
Operating Activities
Net loss	$(7,923,682)	$(9,279,082)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation expense	305,087	288,493
Stock option compensation expense	226,372	630,562
Amortization of discount on notes payable	2,507,528	4,025,866
Bad debt expense	81,127	(141,518)
Amortization of loan costs	74,623	84,850
Non-current interest expense	-	450,000
Early extinguishment of debt	-	1,116,192
Common stock and warrants issued for services	105,000	88,999
Changes in operating assets and liabilities:
Accounts receivable	(321,345)	386,972
Inventory	(10,019)	74,074
Prepaid expenses	(17,628)	(23,423)
Other current assets	-	63,033
Accounts payable and accrued expenses	(551,570)	(1,596,033)
Accrued interest payable	1,112,118	774,246
Deferred revenue	(36,103)	(738,380)
Net cash flows (used) by operating activities	(4,448,492)	(3,795,149)

Investing Activities
Acquisition of fixed assets	(47,227)	(86,721)
Increase in other assets	-	(54,177)
Net cash flows (used) by investing activities	(47,227)	(140,898)

Financing Activities
Proceeds from issuance of convertible notes payable	3,000,000	5,511,281
Proceeds from issuance of nonconvertible notes payable	1,500,000	-
Repayment of convertible promissory notes	(434,972)	-
Repayment of capital leases payable	(137,453)	(164,981)
Net cash flows provided by financing activities	3,927,575	5,346,300

Net change in cash	(568,144)	1,410,253
Cash, beginning of period	961,001	364,046
Cash, end of period	$392,857	$1,774,299

Supplemental Cash Flow Information:
Interest paid	$95,713	$189,492
Income taxes paid	12,109	9,518

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010

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

On January 28, 2007, X and O Cosmetics, Inc. changed its name to Juma Technology Corp.

Juma Technology Corp. (the “Company”) is a highly specialized convergence systems integrator with a complete suite of services for the implementation and management of an entity’s data, voice and video requirements. The Company is focused on providing converged communications solutions for various vertical markets with an emphasis in driving long-term professional services engagements, maintenance, monitoring and management contracts. The Company utilizes several different technologies in order to provide its expertise and solutions to clients across a broad spectrum of business-critical requirements, regardless of the objectives.  The Company, through its wholly owned subsidiary Nectar Services Corp, “Nectar”, offers various software products which are used to monitor, manage and route complex VoIP networks.  These tools are sold under a Software as a Service, “SaaS”, model through a channel of  Nectar business partners.  The SaaS model allows for software deployment whereby a provider licenses an application to customers for use as a service on demand and invoices the customer monthly over a multi-year contract.

The Company’s wholly-owned subsidiary, AGN Networks, Inc. (“AGN”) was acquired on March 6, 2007 utilizing another wholly-owned subsidiary of the Company, Juma Acquisition Corp. (“Juma Acquisition”). In February 2008, AGN Networks, Inc. changed its name to Nectar Services Corp. (“Nectar”).

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

The results and trends on these interim condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 may not be representative of those for the full fiscal year or any future periods.

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

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010

For each contract, the Company compares the costs incurred in the course of performing such contract during a reporting period to the total estimated costs of full performance of the contract and recognizes a proportionate amount of revenue for such period. Revenue from the sales of products that include installation services is recognized at the time the products are installed, after satisfaction of all the terms and conditions of the underlying customer contract. The Company also derives revenue from maintenance services, including services provided under contracts and on a time and materials basis. Maintenance contracts typically have terms that range from one to five years. Revenue from services performed under maintenance contracts is deferred and recognized ratably over the term of the underlying customer contract or at the end of the contract, when obligations have been satisfied. For services performed on a time and materials basis, revenue is recognized upon performance of the services. The Company also earns commissions on maintenance contracts. Commissions are recognized as revenue over the term of the related maintenance contract. Revenue from the provision of services by Nectar Services is recognized when the services are provided.

Inventory

Inventory, which consists of finished goods, is valued at the lower of cost or market. The first-in, first-out method is used to value the inventory.

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, warrants, convertible loans and other convertible securities utilizing the treasury stock method. There were 194,779,142 and 195,233,687 potentially dilutive shares for the three and nine months ended September 30, 2010, respectively. There were 159,567,555 and 157,787,363 potentially dilutive shares for the three months and nine months ended September 30, 2009, respectively. The effect of the potentially convertible shares has been ignored, as it would be antidilutive.

Reclassifications

Certain amounts included for the period ended September 30, 2009 in the financial statements have been reclassified to conform to the presentation for the period ended September 30, 2010.

Assets Subject to Lien

The Company’s major supplier has a $2,000,000 lien on the Company’s assets.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2010	December 31, 2009
Billed	$1,948,643	$1,814,132
Unbilled	738,607	574,373
Allowance for doubtful accounts	(271,998)	(213,471)
	$2,415,252	$2,175,034

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
September 30, 2010

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
September 30, 2010

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
September 30, 2010

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

On June 25, 2010, August 6, 2010 and September 29, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. non-convertible promissory notes with principal amount $500,000 and warrants to purchase 3,333,333 shares of the Company’s common stock in exchange for $500,000 in cash. The promissory notes mature in November 2010 and bear interest at an annual rate of 10%. The warrants have an exercise price of $0.15 and expire in March 2015.

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

Future minimum lease payments are as follows:

Year	Total Payments	Interest Payments	Principal Payments
2010	38,069	1,407	36,662
2011	26,537	1,071	25,466

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
September 30, 2010

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

At September 30, 2010, the Company has 5,682,860 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.17 to $1.33 per share under the 2006 Plan. These options carry a ten year term and vest ratably over five years. The options vested during the first twelve months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over one year. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $ 944,118.

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

At September 30, 2010, the Company has 5,998,750  stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.20 to $0.60 per share under the 2007 Plan. These options carry a ten year term and vest ratably over various terms. The options vested during the first twelve months shall not be available to the optionee until the first anniversary of the stock option grant. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over various terms. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $ 629,788.

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

At September 30, 2010, the Company has 5,738,250 stock options to officers, employees and consultants outstanding at exercise prices ranging from $0.14 to $0.16 per share under the 2008 Plan. These options carry a ten year term and vest ratably over various terms. Options for officers are issued at a 15% premium over fair market value, carry a five year life and vest ratably over a one year term. Using the Black-Scholes pricing model the Company has determined that the fair value of these options is approximately $407,925.

On July 16, 2009 the Company adopted the 2009 Stock Option Plan of Juma Technology Corp., (the “2009 Plan”).The Plan provides for up to 10,000,000 shares of incentive and non-qualified options that may be granted to employees, directors and certain key affiliates. Under the Plan, incentive options may be granted at not less than the fair market value on the date of grant and non-statutory options may be granted at or below fair market value. The Company wishes to utilize the Plan to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by key employees, directors, and others. Options under the Plan will be either “incentive options” under Section 422A of the Internal Revenue Code of 1986, as amended, or “non-qualified stock options” which are not intended to so qualify. Through September 30, 2010 no options have been issued under the 2009 Plan.

Juma Technology Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010

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

As of September 30, 2010, there were $920,548 in accrued unpaid dividends on the series A convertible preferred stock.

 NOTE 10 – SALE OF JUMA SOLUTIONS AND MAINTENANCE BUSINESS

On September 17, 2010, the Company entered into a letter of intent (the “Letter of Intent”) with ConvergeOne Holdings Corp (“Converge”)  Under the terms of the Letter of Intent,  Converge, through a subsidiary (the “Purchaser”), will acquire from the Company the assets of the Company’s solutions and maintenance business, free and clear of liens and encumbrances.  The base purchase price is $800,000 in cash to be paid at closing; a twelve-month earn-out and bonus, if and as earned, are also part of the purchase price.

The transaction, which is subject to a complete due diligence, the execution of a definitive acquisition agreement and the satisfaction of closing conditions, is expected to close in the fourth quarter of 2010. There is no assurance that the previously described asset acquisition will be consummated.

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

Results of Operations for the three months ended September 30, 2010

Revenues for the three months ended September 30, 2010 increased $435,395 or 23% to $2,331,645, compared with revenues of $1,896,250 for the three months ended September 30, 2009. The increase in revenues was predominantly due to increased sales to new and existing customers.

Cost of goods sold for the three months ended September 30, 2010 increased $493,614 or 49% to $1,498,431, compared to $1,004,817 for the three months ended September 30, 2009. The increase in cost of goods sold is primarily attributable to the increase in revenue.

Gross margin for the three months ended September 30, 2010 decreased $58,219 or 7% to $833,214, compared to $891,433 for the three months ended September 30, 2009. The decrease is directly attributable to the increase in cost of goods sold.

Selling expenses increased by $25,917 or 7% to $413,887 for the three months ended September 30, 2010, compared to $387,970 for the three months ended September 30, 2009. The increase was predominantly due to an increase in marketing efforts.

Research and development expenses decreased by $10,716 or 18% to $48,420 for the three months ended September 30, 2010, compared to $59,136 for the three months ended September 30, 2009. The decrease is primarily attributable to a decrease in the use of consultants. All research and development expenses were incurred by Nectar.

General and administrative expenses increased by $137,699 or 7% to $2,009,609 for the three months ended September 30, 2010, compared to $1,871,910 for the three months ended September 30, 2009. Salary expense increased $310,719 due to an increase in engineering personnel idle time that is attributable to a decrease in project sales. This was offset by a decrease in stock option expense of $115,877 that was attributable to certain stock option grants becoming fully vested.

Amortization of premium and (discounts), net on notes increased $1,024,796 or 104% to $40,510 for the three months ended September 30, 2010 compared to ($984,286) for the three months ended September 30, 2009. In September 2009 the Company recognized a beneficial conversion feature of approximately $691,000 in connection with the issuance of a convertible promissory note, which was expensed since the notes can be converted at any time.

Interest expense, net totaled $471,013 for the three months ended September 30, 2010 compared to $339,249 for the three months ended September 30, 2009. The increase is primarily attributable to the issuance of additional convertible promissory notes.

The Company incurred a net loss of $2,076,236 for the three months ended September 30, 2010 compared to a net loss of $2,751,311 for the three months ended September 30, 2009. Nectar incurs significant operational and development expenses that management believes will continue for the foreseeable future. Nectar generated a net loss of approximately $460,000 for the three months ended September 30, 2010. The Company expects Nectar’s loss to continue until new sales outpace the current level of costs.

Results of Operations for the nine months ended September 30, 2010

Revenues for the nine months ended September 30, 2010 decreased $1,858,103 or 19% to $8,078,829 compared with revenues of $9,936,932 for the nine months ended September 30, 2009. The decrease in revenues was predominantly due to decreased sales to existing customers.

Cost of goods sold for the nine months ended September 30, 2010 decreased $977,901 or 15% to $5,660,003, compared to $6,637,904 for the nine months ended September 30, 2009. The decrease in cost of goods sold is primarily attributable to the decrease in revenue.

Gross margin for the nine months ended September 30, 2010 decreased $880,202 or 27% to $2,418,826, compared to $3,299,028 for the nine months ended September 30, 2009. The decrease is directly attributable to the decrease in revenue.

Selling expenses increased by $163,720 or 14% to $1,324,678 for the nine months ended September 30, 2010, compared to $1,160,958 for the nine months ended September 30, 2009. The increase was predominantly due to an increase in marketing efforts.

Research and development expenses decreased by $148,487 or 47% to $167,248 for the nine months ended September 30, 2010, compared to $315,735 for the nine months ended September 30, 2009. The decrease is primarily attributable to a decrease in the use of consultants. All research and development expenses were incurred by Nectar.

General and administrative expenses decreased by $1,147,180 or 19% to $4,968,353 for the nine months ended September 30, 2010, compared to $6,115,533 for the nine months ended September 30, 2009. The Company recognized a loss from the early extinguishment of debt of $1,116,191 during the nine months ended September 30, 2009.

Amortization of premium and (discounts), net on notes increased $1,518,338 or 38% to ($2,507,528) for the nine months ended September 30, 2010 compared to ($4,025,866) for the nine months ended September 30, 2009. The recognition of beneficial conversion features decreased approximately $2,640,000 in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The beneficial conversion features were expensed when recognized since the notes can be converted at any time. Amortization of discounts on convertible notes payable over the terms of the notes increased approximately $1,122,000 in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Interest (expense), net totaled $1,362,592 for the nine months ended September 30, 2010 compared to $952,376 for the nine months ended September 30, 2009. The increase is primarily attributable to the issuance of additional convertible promissory notes.

The Company incurred a net loss of $7,923,682 for the nine months ended September 30, 2010 compared to a net loss of $9,279,082 for the nine months ended September 30, 2009. Nectar incurs significant operational and development expenses that management believes will continue for the foreseeable future. Nectar generated a net loss of approximately $1,738,000 for the nine months ended September 30, 2010. The Company expects Nectar’s loss to continue until new sales outpace the current level of costs.

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

Liquidity and Capital Resources

As of September 30, 2010, the Company had total current assets of $3,158,252, and total current liabilities of $22,017,670, resulting in a current working capital deficit of $18,859,418. Also, on September 30, 2010 the Company had $392,857 in cash. Management does not believe that these amounts will be sufficient for the upcoming year, nor does it believe that the current business will be able to sustain the anticipated growth of the operations. Management will attempt to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

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

On June 25, 2010, August 6, 2010 and September 29, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. a non-convertible promissory notes with principal amount $500,000 and a warrants to purchase 3,333,333 shares of the Company’s common stock in exchange for $500,000 in cash. The promissory notes mature in November 2010 and bear interest at an annual rate of 10%. The warrants have an exercise price of $0.15 and expire in March 2015.

Cash flow used in operations totaled $4,448,492 for the nine months ended September 30, 2010 compared to $3,795,149 for the nine months ended September 30, 2009.  The increase is cash flow used in operations is attributable primarily to a decrease in amortization of discount on notes payable and early extinguishment of debt and a decrease in the change of accounts receivable which was offset by an increase in the change of accounts payable and accrued expenses, accrued interest payable, and a decrease in net loss.

Cash flow used by investing activities was $47,227 for the nine months ended September 30, 2010 compared to $140,898 for the nine months ended September 30, 2009. The decrease in cash flow used in investing activities is due primarily to a decrease in the acquisition of other assets.

Cash flow provided by financing activities decreased to $3,927,575 for the nine months ended September 30, 2010 compared to cash flow provided by financing activities of $ 5,346,300 for the nine months ended September 30, 2009. The decrease is attributable to decrease in the issuance of promissory notes and to an increase in their repayment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Anthony M. Servidio and Chief Financial Officer, Mr. Anthony Fernandez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

Juma Technology Corp. (Registrant)

Date: November 10, 2010	/s/ Anthony M. Servidio

Anthony M. Servidio Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 10, 2010	/s/ Anthony Fernandez

Anthony Fernandez Chief Financial Officer (Principal Financial and Accounting Officer)