Form 10-K/A
period 2009-12-31
Juma Technology Corp.
filed 2010-12-10
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

Common Stock, par value $0.0001
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒  No

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

EXPLANATORY NOTE

We are filing this amendment to our annual report on Form 10-K for the year ended December 31, 2009 to reflect the changes made in response to the comments received by us from the Staff of the Securities and Exchange Commission in connection with the Staff’s review of the report. The changes made to the report include several revisions to the Company’s disclosures under Items 1A, Risk Factors,  7 Management’s Discussion and Analysis of Financial Condition and Results of Operations; 10 Directors, Executive Officers and Corporate Governance; and 12 Executive Compensation.

For convenience and ease of reference, we are filing the annual report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amended report is as of March 29, 2010, the original filing date of our annual report for the year ended December 31, 2009.

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

Juma chooses equipment and deployment methodologies from specific market-leading vendors who have common market goals and integrated product roadmaps.  Juma directly provides all of the services it offers to its clients.  From time to time it may subcontract some of these services to other Avaya Business Partners or third party due to geographic constraints or other limitations.  Subcontracting certain functions allows Juma a further geographic reach and the ability to react faster to customers requests.  Juma is a Platinum Level Avaya Business Partner. Avaya is the former Enterprise Networks Group of Lucent Technologies. As one of the world’s largest suppliers of communications networks, Avaya is at the forefront of unified communications and customer relationship management systems.

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

If we fail to continue in business, you will lose your investment in the Company shares that you have acquired.

We have significant short term debt which we are unable to repay; in the event that this debt is not extended or restructured you may lose your entire investment in our shares.

We currently owe approximately $12.6 million in short term debt and $3.8 million in trade payables and accruals.  If we are unable to extend or favorably amend the terms we will be forced to cease all operations, as we do not have the funds available to repay these obligations and management believes it would be difficult to obtain new financing from an outside party.  If the Company’s creditors demand payment of its obligations they could force the Company into bankruptcy to collect their obligations.

If we are forced into bankruptcy, you will lose your investment in the Company shares that you have acquired.

Because our largest vendor retains a security interest in our assets we may be restricted from pledging, assigning or selling these encumbered assets.

Our largest vendor retains a security interest in predominantly all of our assets, including accounts receivable, inventory and work in process.  This security interest would preclude us from pledging, assigning or selling those assets without their prior approval.  Our inability to use our assets as Management deems necessary could hamper our ability to conduct business and could limit our ability to grow and even function as a business.  If Management is precluded from making decisions which it feels are in the best interest of the Company then its growth and position in the market could be threatened or diminished.

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

We believe that establishing and maintaining the brand identities of our products and services is a critical aspect of attracting and expanding a large client base. Promotion and enhancement of our branded products and service swill depend largely on our success in continuing to provide high quality service. If businesses do not perceive our existing services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by businesses, we will risk diluting our brand identities and decreasing our attractiveness to existing and potential customers.

In order to attract and retain customers and to promote and maintain brands in response to competitive pressures, we may also have to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among our customers. If we incur significant expenses in an attempt to improve our services or to promote and maintain our brands, our profit margins could significantly decline. Moreover, any brand identities we establish may be diluted as a result of any inability to protect our trademarks and service marks or domain names, which could have a material adverse effect on our business, prospects, financial condition and results of operations. Similarly, should the Avaya brand cease to exist, as we are predominantly a reseller of Avaya products, that event would likewise have a materially adverse impact on our business, prospects, financial condition and results of operations.

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

Results of Operations for the Years Ended December 31, 2009 and 2008

Management’s main focus when considering its operating results is on the overall sales growth and gross margin.  Management monitors sales growth as an indicator of our ability to capture additional market share and how the industry is operating overall.  Since the Company is operating as a going concern, Management is specifically concerned about its decline in sales.  Lower revenues will result in larger losses and increase Management’s necessity to fund the business through outside capital sources, assuming these sources are willing to lend.  Management continues to look for additional sources of capital, but there can be no assurance to raise additional capital nor is there any assurance additional capital will be available at acceptable terms.  Management also monitors its gross margin very closely.  By monitoring gross margin Management is able to complete its projects on time and profitably, which Management believes is imperative in operating this business.

Revenues for the year ended December 31, 2009 decreased $8,273,990 or 39% to $13,096,702 compared with revenues of $21,370,692 for the year ended December 31, 2008. The decrease in revenues was predominantly due to decreased sales to existing customers.  Our business is predominantly driven by specific events occurring at our clients, such as new offices opening or moving.  Due to the economic conditions many of our clients have delayed new office openings or moves and a large portion of their budgets have been frozen or eliminated.  Management believes that this trend will continue as long as the overall economic condition remains low.

Cost of goods sold for the year ended December 31, 2009 decreased $8,323,631 or 48% to $9,195,665 compared to $17,519,296 for the year ended December 31, 2008. The decrease is primarily attributable to lower sales which results in fewer projects and equipment purchases.  In addition, cost of goods is also lower due to better project management and lower project costs.

Gross margin for the year ended December 31, 2009 increased $49,641 or 1% to $3,901,037 compared to $3,851,396 for the year ended December 31, 2008. The increase is the result of more efficient project management.

Selling expenses decreased by $260,189 or 14% to $1,587,028 for the year ended December 31, 2009, compared to $1,847,217 for the year ended December 31, 2008. The decrease was predominantly due to a decrease in marketing efforts such as events and trade shows and also a decrease in commissions resulting from an overall decrease in sales..

Research and development expenses decreased to $372,023 for the year ended December 31, 2009 compared to $777,480 for the year ended December 31, 2008. All research and development expenses were incurred by Nectar. The decrease is primarily attributable to a decrease in the use of most outside consultants and a renegotiation of a specific contract with one consultant.

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

General and administrative expenses decreased by $315,298 or 4% to $8,198,930 for the year ended December 31, 2009, compared to $8,514,228 for the year ended December 31, 2008. The decrease is primarily attributable to a decrease in bad debt expense of approximately $347,000.  Almost all of the other general and administrative expenses have remained relatively constant.

Amortization of discounts on notes increased $4,118,810 or 601% to $4,803,656 for the year ended December 31, 2009 compared to $684,846 for the year ended December 31, 2008. The Company recognized beneficial conversion features of approximately $360,000, $2,423,000, $691,000 and $333,000 in February 2009, May 2009, September 2009 and December 2009, respectively, in connection with the issuance of convertible promissory notes, which were expensed since the notes can be converted at any time.

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

The following summarizes the Company’s principal contractual obligations as of December 31, 2009:

	Total	2010	2011	2012	2013	2014	2015 and Thereafter
Long-term Debt(1)	$15,544,893	$15,544,893	$-	$-	$-	$-	$-
Capital Lease Obligations	214,242	187,705	26,537	-	-	-	-
Operating Lease Obligations (2)	1,186,860	252,771	243,797	148,625	153,084	388,583	-
Contractual Obligations(3)	356,671	165,000	165,000	26,671	-	-	-
Purchase Obligations	3,105,703	1,138,607	910,000	910,000	147,096	-	-
	$20,408,369	$17,288,976	$1,345,334	$1,085,296	$300,180	$388,583	$-

(1)	Includes contractual future principal and interest payments.

(2)	Includes minimum annual lease payments on the Company’s facilities and office equipment.

(3)	Includes minimum contractual amounts dues certain executive offices over the lives of their respective employment contracts.

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

Anthony M. Servidio - Chairman and Chief Executive Officer

Mr. Servidio joined the Company as CEO and Chairman in November 2007, after serving as a strategic advisor to the firm since July 2007. Mr. Servidio has a distinguished career in the telecommunications and information technology industries, having contributed to growth and value creation in a variety of roles. From June 2006 to June 2007, Mr. Servidio was Senior Vice President, Strategic Markets, for WestCom Corporation, a telecommunications company providing voice, data and converged IP solutions to the global financial services community. WestCom was sold to IPC Communications in June 2007. From June 2005 to June 2006, Mr. Servidio was President of Cymtec Systems, a network security solutions technology company. From March 2002 to June 2005, Mr. Servidio ran global sales for Moneyline Telerate, which was the world’s third largest financial market data company, before its sale to Reuters in 2004. Prior to Moneyline, Mr. Servidio was Senior Vice President, Global Banking and Finance Solutions, for Global Crossing. Mr. Servidio joined Global Crossing when the company acquired IXnet, a company he helped found in 1995, and grew from its inception to a business generating over $300 million in annual revenues, offering network and advanced trader voice solutions through its combination with IPC. Prior to establishing IXnet, Mr. Servidio was Vice President of Sales for WorldCom, leading its Global Banking and Finance team. Mr. Servidio’s previous missions included sales and management roles with RCA Global Communications, a large Global Telecommunications service provider, where Mr. Servidio began his career in 1965.  The Board believes that Mr. Servidio has the experience, qualifications, attributes and skills necessary to serve as Chairman and CEO because of his years of experience in managing businesses.

Robert H. Thomson - Director

Mr. Thomson was initially appointed to our board on March 29, 2008 to fill the remaining portion of a departing director's one-year term and to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our by-laws. In 2007, Mr. Thomson joined Vision Capital Advisors LLC, a New York based fund that makes direct investments in small, high growth businesses. Prior to Vision, Mr. Thomson was the Managing Director of The Arkin Group LLC (New York, NY - 2006) in charge of daily operations, financial management, and growth strategies for this international business intelligence firm. Prior to The Arkin Group LLC, Mr. Thomson was a Research Associate for the Council on Foreign Relations, a New York-based think tank focused on international relations and foreign policy. In February 2010, Mr. Thomson was appointed to the board of T3 Motion, Inc. (OTCBB:TMMM.OB).  The Board believes that Mr. Thomson has the experience, qualifications, attributes and skills necessary to serve as a Director because of his years of experience in finance and business.

Robert Rubin - Director

Mr. Rubin was appointed as a director of the Company in November 2007. Mr. Rubin has been the Chief Financial Officer of Solar Thin Films, Inc. (OTCBB: SLTN.OB) since August 2007. He served as Chairman and President of Solar Thin from January 1996 until June 2006 and as CEO from January 1996 until October 2006. He has been a director of Solar Thin since May 1991. Mr. Rubin also has served as the CEO, Chairman and sole director and officer of MIT Holding, Inc. (OTCBB: MITD.OB) since April 2007. Mr. Rubin served as a director of Western Power & Equipment Corp. (OTCBB:WPEC.OB) from November 1992 to February 2005. Mr. Rubin has operated and financed numerous companies including Lifetime Corporation (f/k/a Superior Care, Inc.), for which he was the founder, President, Chief Executive Officer and a director from its inception in 1976 until May 1986, when he resigned as an executive officer. Mr. Rubin continued as a director of Lifetime Corporation until the latter part of 1987. In 1993, Lifetime was sold to Olsten Corporation, a NYSE-listed company.  The Board believes that Mr. Rubin has the experience, qualifications, attributes and skills necessary to serve as a Director because of his years of experience in finance and managing businesses.

Kenneth Archer – Director

Mr. Archer was appointed to our board on April 22, 2008 to fill the remaining portion of Mr. Fernandez’s one-year term and to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our by-laws. Mr. Archer joined Prime Communications in 2008 and is responsible for all functional and financial areas of that company. From May 2008 to March 2010, he had been a member of the board of directors of PRG Group, Inc. (PRGJ.PK), which is the holding company for Prime Communications. In 2005, prior to joining Prime Communications, Mr. Archer was the Vice President of North America Channels where he was responsible for the channel strategy, program, operations, partner management team and the supervision of Avaya’s portfolio of authorized partners. In 2004 and 2005, Mr. Archer was the Director of the Direct Response Channel (Direct Marketing Resellers/DMRs) for the Hewlett Packard Company. From 2002 to 2004, Mr. Archer was the Director of Major/National Partner for the Hewlett Packard Company, where he was responsible for certain of Hewlett Packard’s important strategic partners. From 2000 to 2002, Mr. Archer was the Director of Hewlett-Packard’s value added reseller partners. Prior to this time, Mr. Archer had 20 years of other channel and direct sales leadership positions with both the Hewlett Packard Company and with two different channel partners. Mr. Archer earned his BS in Marketing in 1980 from West Chester University in Pennsylvania and his Executive MBA degree in Business Management in 1993 from Fairleigh Dickinson University in New Jersey.  The Board believes that Mr. Archer has the experience, qualifications, attributes and skills necessary to serve as a Director because of his years of experience in finance and business.

Joseph Fuccillo - President, Chief Technology Officer and Director

Mr. Fuccillo has been the Company’s President since November 2007, a director since November 2006 and the Company’s Chief Technology Officer since 2003. Prior to becoming the Company’s Chief Technology Officer in 2003, Mr. Fuccillo served as Senior Vice President at Xand Corporation, from 1999 to 2003, an IT hosting and managed services provider, from 1999 to 2003. During his tenure at Xand Corporation, Mr. Fuccillo was credited with building the company’s IT hosting business into a $10 million revenue unit. In 1998, Mr. Fuccillo founded Incisive Technologies, an independent IT consultancy and value added reseller that provided systems design and implementation services. From 1995 to 1998, Mr. Fuccillo led the technology team at Westcon, a major distributor of high-end network and related security products. Mr. Fuccillo began his career as a communications analyst with Orange and Rockland Utilities in 1993. He received a Bachelor of Science degree in Electrical Engineering from Manhattan College and is a certified technician in a variety of areas.  The Board believes that Mr. Fuccillo has the experience, qualifications, attributes and skills necessary to serve as a Chief Technology Officer and Director because of his years of experience in technology and business.

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

Audit Committee

We do not have a separately-designated standing audit committee, and we do not have an audit committee financial expert. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

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

The assumptions used in calculating the values of the Option Awards may be found in Footnote 13 to the Consolidated Financial Statements filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 on pages F-18 through F-19.

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
Anthony M. Servidio
Chief Executive Officer December 10, 2010

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name/Signature	Title	Date

/s/ Anthony M. Servidio	Chief Executive Officer, Chairman (Principal Executive Officer)	December 10, 2010
Anthony M. Servidio

/s/ Robert H. Thomson	Director	December 10, 2010
Robert H. Thomson

/s/ Robert Rubin	Director	December 10, 2010
Robert Rubin

/s/ Kenneth Archer	Director	December 10, 2010
Kenneth Archer

/s/ Joseph Fuccillo	President, Chief Technology Officer, Director	December 10, 2010
Joseph Fuccillo

/s/ Anthony Fernandez	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	December 10, 2010
Anthony Fernandez