Form 10-K
period 2010-12-31
Juma Technology Corp.
filed 2011-03-30
CIK 1309055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☐   (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2010, the last day of the registrant’s most recently completed second fiscal quarter, was $1,018,546.

As of March 24, 2011, 46,468,945 shares of the registrant’s common stock were issued and outstanding.

PART I

Item 1. Business

Overview

Juma Technology Corp. (the “Company” “we”, “our”, “ours”, “us” or “Juma”) is a highly specialized software development firm with a complete suite of services for the management, monitoring and call routing of an entity’s voice and data systems. Our software and services are offered through Juma’s wholly owned subsidiary Nectar Services Corp. (“Nectar”).  We are focused on providing our software for voice and data networks through a sales channel program of Voice over Internet Protocol (“VoIP”) and data integration firms.  Our software is marketed and sold, through our sales channel, to end users in all vertical markets and businesses.

Industry and Background

Converged communications has become a major focus for IT managers primarily because moving communications onto IP networks yields cost savings for many businesses. A company can move inter-office voice circuits onto data connections, thereby reducing the number of carrier circuits and recurring monthly fees. In addition, Internet Protocol (“IP”) technology is less expensive to deploy and administer in both existing and new facilities. Reduction in the amount of cabling and the ease of being able to move personnel within facilities are two advantages of convergence.

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

It is Juma’s belief that the industry will realize the following growth in the near future:

•	Voice communications will continue to evolve as an IP network-centric application.

•
Voice applications and converged voice and data IP networks will continue to be the top areas of concern for IT managers for the next several years. Development of security and firewall features will emerge within voice-centric products to allow more remote network or home worker deployments and more robust internetworking between disparate locations of medium and large enterprises.

•	Outsourcing and co-management of services, systems and a hybrid of local and hosted infrastructure will continue to grow particularly as cloud-based computing and networking adoption rates increase.

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

•
Voice equipment manufacturers will evolve away from hardware-centric solutions and become more software-based. The pace at which the communications market is moving will leave manufacturers with less time to develop and test products, thus encouraging them to adopt standardized hardware protocols and concentrate research and development efforts on the software components of their solutions. The importance of monitoring and managing these software-based networks will increase as the mission critical nature of communications, particularly within call center and other customer-facing activities, moves onto IP networks which count on call routing, call quality and ample bandwidth. Nectar Services Corp. is one of a small number of platforms able to view, act upon and report quality of service in real time over disparate networks and interoperating with a broad range of vendors and all major vendors including Avaya, Nortel, Cisco, Juniper, Microsoft, HP, Extreme Networks and others.

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

This movement to VoIP and converged communications leads to complexities and management difficulties that have never existed before.  Voice traffic over a network is not the same as data traffic over the same network.  Voice is a mission critical application and business will not accept poor services or dropped calls.  While the industry has been moving forward in the adoption of VoIP there are few tools to truly garner many of the benefits of VoIP and assist in the maintenance and monitoring of these systems to ensure that the systems are operating properly.

Business Model and Concept

Juma believes its key competitive advantage to its monitoring, maintenance and call routing software is due to the Companies lineage in the converged communications services market.  Prior to operating exclusively through Nectar, Juma was a converged systems integrator providing both VoIP and data consultative services and solutions focused on the clients’ business needs.  The foundation for Juma’s Unified Communications solutions and offerings arose from these two core and distinct practices. This prior experience as a systems integrator highlighted the difficulties that system integrators face installing, managing and maintaining these complex converged systems.  In addition, it highlighted the frustration many customers experience with a converged system.  After months of implementations customers may not see the cost savings originally anticipated, system complexities may be overwhelming or require a dedicated staff to manage updates and changes and system outages or anomalies result in lower quality of the service and systems.  It is as a result of all of these issues that Nectar began developing software tools to address all of these concerns for the various parties involved.  A key focus for Juma was to also move from a one-time sales model to a reoccurring revenue line of business. The software products that generate long-term contracts with recurring revenue are:

•	Converged Management Platform (“CMP”)

•	Enterprise Session Management (“ESM”)

•	Hosted Telephony Service (“HTS”)

 These respective services are marketed and sold via an indirect channel model.  The indirect channel comprises resellers, distributors and agents of IP Telephony and traditional carrier services. At present, Juma’s Nectar Services Corp. has agreements in place with the top 15 Avaya Channel Partners, and several other IT consulting, engineering, outsourcing and managed service providers. The development of the indirect channel optimizes sales dynamics for Juma’s advanced services and provides “white label” opportunities for the larger indirect agents. Juma is therefore able to penetrate the market, from small and medium businesses through enterprise customers without incurring high SG&A costs.

Converged Management Platform - Overview

The Converged Management Platform, a suite of software-based services developed and managed by Nectar Services Corp., is an intelligent distributed platform that converges monitoring of voice and data equipment and also enables remote management of the different layers of a client’s network and systems infrastructure to provide a unified view the health and status of an entire network.  Technology elements are mapped to real business processes and user groups, determined by the customer, providing immediate recognition of affected processes.  The Platform allows assessments of the overall systems health and the operation and availability of each component contributing to the business services (i.e. voicemail phone registration, call accounting, call center applications, etc.).  The software platform is provided as a service to Managed Service Providers in enabling them to monitor and manage their end-clients’ facilities. The service is also sold by Managed Service Providers, or “channel partners,” directly to IT buyers within larger businesses and enterprises enabling them visibility into their IP network environment, enabling them to observe and address performance issues in real-time, regardless of the type of vendor equipment they have in place, including multi-vendor equipment.

Highlights
•	24/7 Remote monitoring and alarming

•	Business process correlation and dashboard system

•	Fault Isolation and analysis services

•	Remote programming services

•	Release upgrade management

•	Application topology and event management

•	OSS integration

Benefits

•	Manage applications that span across technology silos and vendors, including PBX’s, switches and servers regardless of application

•	Map voice and data assessments to business processes and provide for charging back of services to multiple business units

•	Eliminate capital expenditures usually required by the purchase of a traditional network management software and infrastructure to operate the software

•	Reduce mean time to repair factors in servicing a client

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

Benefits

•	Potential for significant inbound and outbound toll savings leveraging SIP carrier services

•	Scalability

•	Wide area data network optimization enabling toll bypass and other cost savings

•	Disaster recovery (re-routing calls paths enterprise-wide)

•	Centralized visibility of call traffic

•	Dynamic capacity management

•	Carrier diversification

•	Standards based solution points and delivery method ensure continued future use

•	Simplified administration

•	Hybrid telephony environment support

•	Centralized signaling

•	Unified Network based dial plan

•	Robust VoIP security features

Hosted Telephony Service – Overview

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

•	One bill for all voice communication needs

•	All Enterprise Avaya telephony advanced features for any size company

Key Differentiators

•	Based on an Enterprise Telephony platform, not Small Business focused IP Soft-switch for Centrex replacement.

•	Survivability - reliable service 24/7

•	Call Center Features and functionality

•	Extension to Cellular Technology (leveraging Avaya technology)

•	Allows customers to use existing carrier dial tone

•	The Hosted Telephony Service is directly connected (meaning Nectar’s switching equipment in Nectar’s data centers) to the Public Switched Telephone Network.

•	Hosted Telephony Services can use traditional digital or new IP handsets at the client premises

Competitive Business Conditions

Management is aware of similar products and services that compete directly with our products and services and some of the companies developing these similar products and services are larger, better-financed companies that may develop products superior to ours. Some of our current and prospective competitors are Integrated Research, Avaya and Solarwinds, Inc. These companies are larger and have greater financial resources, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with our competitors. As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

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

Sources and Availability of Raw Materials

We rely on third-party suppliers for clients that leverage our platform to connect to the Public Switched Telephone Network, wholesale carrier services suppliers are used, particularly Global Crossing and Level-3.  Although we believe we can secure other suppliers, we expect that the deterioration or cessation of any relationship would have a material adverse effect, at least temporarily, until new relationships are satisfactorily in place.

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

Dependence on Major Customers

We generate our sales through a limited number of Channel Partners, who are comprised of the top 15 Avaya Channel Partners and several other IT consulting, engineering, outsourcing and managed services companies, and do not have a direct sales force.  This limits our ability to drive sales or interface with the end customer.  If our Channel Partners encounter difficulty selling our products or choose to no longer sell our products our sales will be adversely affected.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

As of December 31, 2010, we did not own, legally or beneficially, any patents.  However, we have filed for several patent applications (domestically and internationally) which have been published both with the United States Patent and Trademark Office and the Economic Union Patent, Copyright and Trademark Office, and are awaiting examination.  We do legally own several trademarks.

Research and Development

We incurred research and development expenditures of $223,036 and $372,023 and for the years ended December 31, 2010 and 2009, respectively.  These expenses were related to the development of the Nectar Services Corp. carrier services platforms (i.e. managed, carrier, and hosted telephony services). The Company believes that research and development costs will begin to decrease as the Nectar platform and product offerings are sold into the market.

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

Employees

As of January 15, 2011, Juma had 49 full-time employees. Juma also engages the services of a number of individual and corporate consultants. We believe our relations with our employees are good. None of our employees are represented by or are members of any labor union, and we are not a party to any collective bargaining agreement.

The Company leases all of its employees from Inspirity, Inc., an unrelated third party. Inspirity provides payroll processing functions, employee benefits administration and other human resource functions for the Company.  While the employees are leased from and paid by Inspirity and Inspirity files all required tax returns, the employees are managed exclusively by the Company and the Company sets the terms of all employment agreements, salaries and other terms of employment.

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

In February 2008, AGN Networks Inc. changed its name to Nectar Services Corp.

On March 18, 2011, the Company and Carousel Industries of North America, Inc. (the “Purchaser”) executed and delivered a certain Assignment and Assumption Agreement (the “Agreement”). Upon the terms and subject to the conditions set forth therein, the Agreement provided for the assignment to and the assumption by the Purchaser of a list of scheduled maintenance agreements related to the Company’s telecommunications and systems integration business.  The Purchaser paid to the Company an advance against the earn-out payment equal to $250,000, $188,284 of which was paid on behalf of the Company on January 31, 2011 and $61,716 at the closing. The earn-out payment is based on 50% of the profits as defined under the Agreement earned during the 12-month period following the closing.

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

Our audited financial statements have been prepared on the assumption that we will continue as a going concern. As indicated by our independent registered public accountants in their report relative to the Company’s financial statements as of December 31, 2010 and as discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses. The realization of a major portion of its assets is dependent upon its ability to meet its future financing needs and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

If we fail to continue in business, you will lose your investment in the Company shares that you have acquired.

We have significant short-term debt which we are unable to repay; in the event that this debt is not extended or restructured you may lose your entire investment in our shares.

We owe approximately $19.5 million in short-term debt and $3.6 million in trade payables and accruals as of December 31, 2010.  If we are unable to extend or favorably amend the terms we will be forced to cease all operations, as we do not have the funds available to repay these obligations and management believes it would be difficult to obtain new financing from an outside party.  If the Company’s creditors demand payment of its obligations they could force the Company into bankruptcy to collect their obligations.

If we are forced into bankruptcy, you will lose your investment in the Company shares that you have acquired.

Because a vendor that was used in connection with our discontinued operations retains a security interest in our assets we may be restricted from pledging, assigning or selling these encumbered assets.

A vendor that was used in connection with our discontinued operations retains a security interest in predominantly all of our assets, including accounts receivable, inventory and work in process. The vendor will release its security interest one hundred and twenty days following payment of all indebtedness incurred under a trade payables agreement entered into in December 2010. This security interest would preclude us from pledging, assigning or selling those assets without their prior approval.  Our inability to use our assets as Management deems necessary could hamper our ability to conduct business and could limit our ability to grow and even function as a business.  If Management is precluded from making decisions which it feels are in the best interest of the Company then its growth and position in the market could be threatened or diminished.

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

If we are unable to maintain our key personnel and attract new employees with high levels of expertise in those areas in which we propose to engage, without unreasonably increasing our labor costs, the execution of our business strategy may be hindered and our growth limited. We believe that our success is largely dependent on the continued employment of our senior management and the hiring of strategic key personnel at reasonable costs. We have entered into written employment agreements with Anthony M. Servidio, Joseph Fuccillo, Anthony Fernandez, David Giangano and Frances Vinci. These agreements provide for terms of one to three years; however, the applicable executive may terminate such agreement on notice. We do not have “key-person” insurance on the lives of any of our key officers or management personnel to mitigate the impact to our company that the loss of any of them would cause. Specifically, the loss of any of our executive officers would disrupt our operations and divert the time and attention of our remaining officers. If any of our current senior managers were unable or unwilling to continue in his or her present position, or if we were unable to attract a sufficient number of qualified employees at reasonable rates, our business, results of operations and financial condition will be materially adversely affected.

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

The market for communications software is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product introductions. We are currently focused on delivering software. Our future success will depend, in part, on our ability to develop and use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing software and to develop new software that meets changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If we fail to use new technologies effectively, to develop our technical expertise and software, or to enhance existing software on a timely basis, either internally or through arrangements with third parties, our product offerings may fail to meet customer needs, which would adversely affect our revenues and prospects for growth.

Our software may have technological problems or may not be accepted by consumers. To the extent we pursue commercial agreements, acquisitions and/or strategic alliances to facilitate new product or service activities, the agreements, acquisitions and/or alliances may not be successful. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results and harm our business.

In addition, if we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers, strategic alliances and market share. Sudden changes in user and customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The emerging nature of software in the technology and communications industry and their rapid evolution will require that we continually improve the performance, features and reliability of our software. Our success will depend, in part, on our ability to:

•	enhance our existing products;

•	design, develop, launch and/or license new products, services and technologies that address the increasingly sophisticated and varied needs of our current and prospective customers; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

Because we rely on third-party suppliers for software, systems and related services, we are at risk of interruption of supply or increase in costs, in which events would harm our business and results of operation.

We rely on third-party suppliers for some of the hardware, software and services necessary for our products and services. Although we believe we can secure other suppliers, we expect that the deterioration or cessation of any relationship would have a material adverse effect, at least temporarily, until new relationships are satisfactorily in place.

We also run the risk of supplier price increases and component shortages. Competition for materials in short supply can be intense, and we may not be able to compete effectively against other purchasers who have higher volume requirements or more established relationships. Even if suppliers have adequate supplies of components and services, they may be unreliable in meeting delivery schedules, experience their own financial difficulties, provide components of inadequate quality or provide them at prices which reduce our profit. Any problems with our third-party suppliers can be expected to have a material adverse effect on our financial condition, business, results of operations and continued growth prospects.

Because we outsource certain operations, we are exposed to losses related to the failure of third-party vendors to deliver their services to us.

We do not develop and maintain all of the products and services that we offer. We rely on various third-party service providers to perform these services on our behalf. In addition, we outsource parts of our operations to third parties and may continue to explore opportunities to outsource others. Accordingly, we are dependent, in part, on the services of third-party service providers, which may raise concerns by our resellers and customers regarding our ability to control the services we offer them if certain elements are managed by another company. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service or discontinue their lines of business or cease or reduce operations, our business, operations and customer relations may be impacted negatively and we may be required to pursue replacement third-party relationships, which we may not be able to obtain on as favorable terms or at all. Although we continually evaluate our relationships with our third-party service providers and plan for contingencies if a problem should arise with a provider, transitioning services and data from one provider to another can often be a complicated and time consuming process and we cannot assure that if we need to switch from a provider we would be able to do so without significant disruptions, or at all. If we were unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to either temporarily or permanently discontinue certain services which may disrupt services to our customers. Any failure to provide services would have a negative impact on our revenues.

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

Our operations and services depend on the extent to which our computer equipment and the computer equipment of our third-party network providers are protected against damage from fire, flood, earthquakes, power loss, telecommunications failures, break-ins, acts of war or terrorism and similar events. We have two technology centers in the U.S., one located in Westchester County, NY and another in Florida, which contain a significant portion of our computer and electronic equipment. These technology centers host and manage our applications and services. Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster or other unanticipated problem that impacts this location or our third-party providers’ networks could cause interruptions in the services that we provide. Such interruptions in our services could have a material adverse effect on our ability to provide Internet services to our subscribers and, in turn, on our business, financial condition and results of operations.

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

The success of our VoIP services and software depends on growth in the number of VoIP users, which in turn depends on wider public acceptance of VoIP telephony. The VoIP communications medium is in its early stages and may not develop a broad audience. Potential new users may view VoIP as unattractive relative to traditional telephone services for a number of reasons, including the need to purchase computer headsets or the perception that the price advantage for VoIP is insufficient to justify the perceived inconvenience. Potential users may also view more familiar online communication methods, such as e-mail or instant messaging, as sufficient for their communications needs. There is no assurance that VoIP will ever achieve broad public acceptance.

Similarly, our other communications services offerings are technologically advanced and new to most users. There is a chance that potential clients will not be comfortable with including emerging technologies into their corporate infrastructure. Such reluctance would have a measurable and adverse impact on our profitability.

If we are unable to generate significant volumes of sales from our Channel Partners then our revenue may not grow as expected or may decline.

We generate our sales through Channel Partners and do not have a direct sales force.  This limits our ability to drive sales or interface with the end customer.  If our Channel Partners encounter difficulty selling our products or choose to no longer sell our products our sales will be adversely affected.

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

Fiscal Quarter End	Low Bid	High Bid
March 31, 2009	$0.15	$0.30
June 30, 2009	$0.18	$0.30
September 30, 2009	$0.11	$0.22
December 31, 2009	$0.13	$0.27
March 31, 2010	$0.11	$0.24
June 30, 2010	$0.04	$0.14
September 30, 2010	$0.05	$0.09
December 31, 2010	$0.02	$0.06

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

It is anticipated that the market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On March 23, 2011, the closing bid price of our common stock as reported by the OTC Bulletin Board was $0.04 per share.

Holders of Our Common Stock

As of March 23, 2011, we had approximately 37 stockholders of record.

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

The holders of Series B and Series C Convertible Preferred Stock are not entitled to receive any dividends.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, significant restructuring and acquisition activities, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

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

Results of Operations for the Years Ended December 31, 2010 and 2009

Management’s main focus when considering its operating results is on the overall sales growth and gross margin.  Management monitors sales growth as an indicator of our ability to capture additional market share and how the industry and channel is operating overall.  Since the Company is operating as a going concern, Management is specifically concerned with sales and cash flow.  Management continues to look for additional sources of capital, but there can be no assurance that additional capital can be raised nor is there any assurance additional capital will be available at acceptable terms. On March 18, 2011, the Company entered into an agreement to sell all maintenance contracts related to the Company’s telecommunications and systems integration business, and will subsequently discontinue all operations connected with this line of business.

Revenues for the year ended December 31, 2010 increased $871,930 or 80% to $1,958,502 compared with revenues of $1,086,572 for the year ended December 31, 2009. The increase in revenues is predominantly due to an increase in Converged Management Platform sales that was attributable to an increase in marketing efforts.

Cost of goods sold for the year ended December 31, 2010 increased $197,573 or 16% to $1,426,714 compared to $1,229,141 for the year ended December 31, 2009. The increase is attributable to increased data usage charges.

Gross margin for the year ended December 31, 2010 increased $674,357 or 473% to $531,788 compared to $(142,569) for the year ended December 31, 2009. The increase is primarily attributable to an increase in sales.

Selling expenses increased by $284,924 or 67% to $708,093 for the year ended December 31, 2010, compared to $423,169 for the year ended December 31, 2009. The increase was predominantly due to a increase in marketing efforts.

Research and development expenses decreased to $223,036 for the year ended December 31, 2010 compared to $372,023 for the year ended December 31, 2009. The decrease is primarily attributable to a decrease in the use of consultants.

General and administrative expenses decreased by $1,255,827 or 23% to $4,177,274 for the year ended December 31, 2010, compared to $5,433,101 for the year ended December 31, 2009. The Company recognized a gain from early extinguishment of debt of $301,893 for the year ended December 31, 2010 and a loss from early extinguishment of debt of $1,116,192 for the year ended December 31, 2009.

Amortization of discounts on notes decreased $2,165,307 or 45% to $2,638,349 for the year ended December 31, 2010 compared to $4,803,656 for the year ended December 31, 2009. The recognition of beneficial conversion features decreased approximately $2,974,000 in the year ended December 31, 2010 compared to the year ended December 31, 2009. The beneficial conversion features were expensed when recognized since the notes can be converted at any time. Amortization of discounts on convertible notes payable over the term of the note increased approximately $809,000 in the year ended December 31, 2010 compared to the year ended December 31, 2009.

Interest expense (net) totaled $1,965,260 for the year ended December 31, 2010 compared to $1,333,507 for the year ended December 31, 2009. The increase is primarily attributable to interest expense associated with the issuance of additional convertible promissory notes.

The Company incurred a net loss from continuing operations of $9,194,335 for the year ended December 31, 2010 compared to a net loss of $12,518,612 for the year ended December 31, 2009. The Company expects losses to continue until new sales outpace the current level of costs.

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

Liquidity and Capital Resources

As of December 31, 2010, the Company had total current assets of $2,419,689, and total current liabilities of $23,280,431, resulting in a current working capital deficit of $20,860,742. Also, at December 31, 2010 the Company had $452,897 in cash. Management does not believe that these amounts will be sufficient for the upcoming year, nor does it believe that the current business will be able to sustain the anticipated growth of the operations. Management will attempt to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes. As reflected in the accompanying financial statements, the Company’s net loss from continuing operations for the year ended December 31, 2010 was $9,194,335 and raises substantial doubt about the Company’s ability to continue as a going concern.

On February 7, 2007, the Company began offering up to $2,000,000 of Convertible Promissory Notes (“Notes”). The Notes are non-interest bearing, mature in eighteen months and are convertible, at the holder’s option, into common stock of the Company at $1.00 per share. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the Notes purchased. As of September 30, 2007, the Company had sold $2,225,000 in Notes. Of this amount $100,000 has been converted into common stock; $932,500 has been repaid and the notes cancelled; and $1,000,000 bearing annual interest of 14% was exchanged for a new convertible note of $1,000,000 bearing annual interest of 14% and 1,065,790 shares of the Company’s common stock as further described below.

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

On November 29, 2010, the Company changed the maturity date of promissory notes issued to Vision Master Fund, Ltd. and Vision Capital Advantage Fund, LP with principal amount of $17,078,781 from November 29, 2010 to five days after demand for payment. These notes bear interest of 10% annually and principal amount of $15,078,781 of these notes are convertible into the Company’s common stock at a conversion price of $0.15.

On December 30, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. a non-convertible promissory note with principal amount $150,000 and warrants to purchase 1,000,000 shares of the Company’s common stock in exchange for $150,000 in cash. The promissory notes are payable five days after demand for payment and bear interest at an annual rate of 10%. The warrants have an exercise price of $0.15 and expire in March 2015.

Cash flows used in operations totaled $6,074,718 for the year ended December 31, 2010 compared to $4,929,491 for the year ended December 31, 2009.  The increase in cash flow used in operations is primarily attributable to a decrease in amortization of discount on notes payable of approximately $2,165,000, a decrease in early extinguishment of debt of  approximatley $814,000 and a decrease in the change in accounts receivable of approximately $598,000. These were offset by decrease in net loss of approximately $2,265,000.

Cash flows used in investing activities was $54,438 for the year ended December 31, 2010 compared to cash flows used in  investing activities of $148,440  for the year ended December 31, 2009. The decrease in cash flows used in investing activities is due to a decrease in acquisition of fixed assets and other assets.

Cash flows provided by financing activities decreased to $5,621,052 for the year ended December 31, 2010 compared to cash flows provided by financing activities of $5,674,886 for the year ended December 31, 2009. The decrease was predominantly due to a decrease in issuance of promissory notes of approximately $861,000 and an increase in repayment of convertible promissory notes of approximately $406,000. These were offset by an increase in notes payable for accounts payable and accrued interest payable of approximately $1,127,000.

The following summarizes the Company’s principal contractual obligations as of December 31, 2010:

	Total	2011	2012	2013	2014	2015	2016 and Thereafter
Capital Lease Obligations (1)	$26,537	$26,537	$0	$0	$0	$0	$0
Operating Lease Obligations (2)	934,089	243,797	148,625	153,084	157,676	162,406	68,501
Contractual Obligations (3)	1,880,630	870,000	870,000	140,630	0	0	0
	$2,841,256	$1,140,334	$1,018,625	$293,714	$157,676	$162,406	$68,501

(1)	Includes contractual future principal and interest payments.
(2)	Includes minimum annual lease payments on the Company’s facilities and office equipment.
(3)	Includes minimum contractual amounts dues certain executive officers over the lives of their respective employment contracts.

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

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

Revenue Recognition

The Company derives revenue primarily from the provision of telecommunications-related services that are delivered using proprietary software. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer. In general, revenue is recognized when the services are provided.

Advertising and Promotional Costs

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs totaled $92,525 and $82,092 for the years ended December 31, 2010 and 2009, respectively.

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, warrants, convertible loans and other convertible securities utilizing the treasury stock method. The effect of the potentially dilutive shares for the years ended December 31, 2010 and 2009 have been ignored, as their effect would be antidilutive. Total potentially dilutive shares excluded from diluted weighted shares outstanding at December 31, 2010 and 2009 totaled 195,281,895 and 162,791,229, respectively.

Allowance for Bad Debts

The balance in allowance for doubtful accounts at December 31, 2010 and 2009 was $264,271 and $213,471, respectively. Bad debt expense for the years ended December 31, 2010 and 2009 was $252,421 and $(83,821), respectively.

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

Fair Value

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2010 and 2009 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Leased Employees

The Company leases all of its employees from Inspirity, Inc., an unrelated third party. Inspirity provides payroll processing functions, employee benefits administration and other human resource functions for the Company.  While the employees are leased from and paid by Inspirity and Inspirity files all required tax returns, the employees are managed exclusively by the Company and the Company sets the terms of all employment agreements, salaries and other terms of employment.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative uses is capitalized. Research and development costs include direct costs and payments for leased employees and consultants. Research and development costs totaled $223,036 and $372,023 for the years ended December 31, 2010 and 2009, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes that concentration with regards to accounts receivable is limited due to its customer base. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution. The Company had uninsured cash balances at December 31, 2010 of $176,805.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13 regarding ASC Subtopic 605-25 “Revenue Recognition—Multiple-element Arrangements.” This ASU addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. In October 2009, the FASB also issued ASU 2009-14 regarding ASC Topic 985 “Software: Certain Revenue Arrangements That Include Software Elements.” This ASU modifies the scope of ASC Subtopic 985-605, “Software Revenue Recognition,” to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The changes under ASU 2009-13 and 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will adopt the changes under ASU 2009-13 and 2009-14 effective January 1, 2011. The Company believes that the adoption of ASU 2009-13 and 2009-14 will not have a material impact on its consolidated statements of financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements:

Audited Financial Statements:

F-2	Report of Independent Registered Public Accounting Firm	F-2

F-3	Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

F-4	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	F-4

F-5	Consolidated Statements of Changes in Stockholders’ Deficiency for the years ended December 31, 2010 and 2009	F-5

F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	F-6

F-7	Consolidated Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Juma Technology Corp.

 We have audited the accompanying balance sheets of Juma Technology Corp. as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Juma Technology, Corp. as of December 31, 2010, and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Seligson & Giannattasio, LLP
White Plains, New York
March 30, 2011

 Juma Technology Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash	$452,897	$961,001
Accounts receivable, (net of allowance of $264,271 and $213,471, respectively)	1,818,844	2,175,034
Inventory	-	161,770
Prepaid expenses	21,777	26,837
Other current assets	126,171	133,889
Total current assets	2,419,689	3,458,531

Fixed assets, (net of accumulated depreciation of $1,235,426 and $827,839, respectively)	870,971	1,224,120
Intangible assets	62,789	62,789
Other assets	98,805	185,720
Total assets	$3,452,254	$4,931,160

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Notes payable, (net of discount of $23,199 and $0, respectively)	$3,555,972	$279,172
Convertible notes payable, (plus premium of $27,227 and net of discount of $604,435, respectively)	15,895,120	12,099,346
Current portion of capital leases payable	25,466	174,115
Accounts payable	823,535	2,022,532
Accrued expenses and taxes payable	232,895	446,454
Accrued interest payable	2,627,142	1,257,670
Deferred revenue	120,301	76,174
Total current liabilities	23,280,431	16,355,463

Capital leases payable, net of current maturities	-	25,466
Convertible notes payable	-	700,000
Total liabilities	23,280,431	17,080,929

Commitments and contingencies

Stockholders' deficiency
Series A Preferred stock, $0.0001 par value, 8,333,333 shares authorized, 8,333,333 shares issued and outstanding, respectively	833	833
Series B Preferred stock, $0.0001 par value, 1,666,667 shares authorized, 1,666,500 and 1,666,500 shares issued and outstanding, respectively	167	167
Series C Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 1,970,756 and 0 shares issued and outstanding, respectively	197	-
Common stock, $0.0001 par value, 900,000,000 shares authorized, and 46,648,945 shares issued and outstanding, respectively	4,646	4,646
Additional paid in capital	37,950,324	32,901,105
Warrants	1,158,001	3,155,145
Retained deficit	(58,942,345)	(48,211,665)
Total stockholders' deficiency	(19,828,177)	(12,149,769)
Total liabilities and stockholders' deficiency	$3,452,254	$4,931,160

The accompanying notes are an integral part of these Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Consolidated Statements of Operations
Year Ended December 31,

	2010	2009
Sales	$1,958,502	$1,086,572
Cost of goods sold	1,426,714	1,229,141
Gross margin	531,788	(142,569)

Operating expenses
Selling	708,093	423,169
Research and development	223,036	372,023
General and administrative	4,177,274	5,433,101
Total operating expenses	5,108,403	6,228,293

(Loss) from operations	(4,576,615)	(6,370,862)

Amortization of premium and (discount) on notes, net	(2,638,349)	(4,803,656)
Interest (expense), net	(1,965,260)	(1,333,507)

(Loss) from continuing operations before income taxes	(9,180,224)	(12,508,025)
Provision for income taxes	14,111	10,587
(Loss) from continuing operations	(9,194,335)	(12,518,612)

Income (loss) from discontinued operations, net of income taxes (Note 2)	(945,118)	113,918
Net (loss)	(10,139,453)	(12,404,694)

Deemed preferred stock dividend	591,227	7,266,107
Net (loss) attributable to common shareholders	$(10,730,680)	$(19,670,801)

Basic and diluted net (loss) per share:
(Loss) from continuing operations	$(0.20)	$(0.27)
Income (loss) from discontinued operations	(0.02)	-
Net (loss) attributable to common shareholders	(0.23)	(0.42)

Weighted average common shares outstanding	46,468,945	46,402,507

The accompanying notes are an integral part of these Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Consolidated Statements of Changes in the Stockholders’ Deficiency
Years ended December 31, 2010 and 2009

	Preferred		Common		Additional
	Stock		Stock		Paid-in		Retained	Total
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity
Balance - December 31, 2008	9,999,833	$1,000	46,343,945	$4,634	21,225,245	$327,139	$(28,540,864)	$(6,982,846)

Common shares issued for services			125,000	12	24,988			25,000
Beneficial conversion feature recognized					3,806,853			3,806,853
Stock option expense					786,027			786,027
Deemed dividends on preferred stock					7,266,107		(7,266,107)	-
Warrants issued for cash						2,509,641		2,509,641
Warrants issued for services						110,250		110,250
Warrant terms modification					(208,115)	208,115		-
Net loss							(12,404,694)	(12,404,694)

Balance - December 31, 2009	9,999,833	1,000	46,468,945	4,646	32,901,105	3,155,145	(48,211,665)	(12,149,769)

Beneficial conversion feature recognized					833,334			833,334
Stock option expense					278,900			278,900
Deemed dividends on preferred stock					591,227		(591,227)	-
Warrants issued for cash						1,227,144		1,227,144
Exchange of warrants for series C preferred stock	1,970,756	197			3,345,758	(3,345,955)		-
Warrants issued for services						121,667		121,667
Net loss							(10,139,453)	(10,139,453)

Balance - December 31, 2010	11,970,589	$1,197	46,468,945	$4,646	$37,950,324	$1,158,001	$(58,942,345)	$(19,828,177)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Consolidated Statements of Cash Flows
Year ended December 31,

	2010	2009
Operating Activities
Net loss	$(10,139,453)	$(12,404,694)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation expense	407,587	388,382
Stock option compensation expense	278,900	786,027
Amortization of discount on notes payable	2,638,349	4,803,656
Bad debt expense	252,421	(83,821)
Amortization of loan costs	86,915	102,820
Early extinguishment of debt	301,893	1,116,192
Common stock and warrants issued for services	121,667	135,249
Changes in operating assets and liabilities:
Accounts receivable	103,769	701,270
Inventory	161,770	92,761
Prepaid expenses	5,060	(9,276)
Other current assets	7,718	63,033
Accounts payable and accrued expenses	(1,276,063)	(771,560)
Accrued interest payable	930,622	1,096,210
Deferred revenue	44,127	(945,740)
Net cash flows (used) by operating activities	(6,074,718)	(4,929,491)

Investing Activities
Acquisition of fixed assets	(54,438)	(99,967)
Increase in other assets	-	(48,473)
Net cash flows (used) by investing activities	(54,438)	(148,440)

Financing Activities
Proceeds from issuance of convertible notes payable	3,000,000	6,011,281
Proceeds from issuance of nonconvertible notes payable	2,150,000	-
Repayment of convertible promissory notes	(481,434)	(75,000)
Repayment of loan	-	(51,981)
Note payable issued for accounts payable and accrued interest payable	1,126,601	-
Repayment of capital leases payable	(174,115)	(209,414)
Net cash flows provided by financing activities	5,621,052	5,674,886

Net change in cash	(508,104)	596,955
Cash, beginning of period	961,001	364,046
Cash, end of period	$452,897	$961,001

Supplemental Cash Flow Information:
Interest paid	$140,673	$189,492
Income taxes paid	14,111	9,518

The accompanying notes are an integral part of these Consolidated Financial Statements.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

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

On January 28, 2007, X and O Cosmetics, Inc. changed its name to Juma Technology Corp.

Juma Technology Corp. is a highly specialized software development firm with a complete suite of services for the management, monitoring and call routing of an entity’s voice and data systems. Our software and services are offered through Juma’s wholly owned subsidiary Nectar Services Corp. We are focused on providing our software for voice and data networks through a sales channel program of Voice over Internet Protocol and data integration firms. Our software is marketed and sold, through our sales channel, to end users in all vertical markets and businesses.

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

Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company’s net loss for the year ended December 31, 2010 was $10,139,453 and raise substantial doubt about the Company’s ability to continue as a going concern.

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

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

Revenue Recognition

The Company derives revenue primarily from the provision of telecommunications-related services that are delivered using proprietary software.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is reasonably assured, contractual obligations have been satisfied, and title and risk of loss have been transferred to the customer. In general, revenue is recognized when the services are provided.

Advertising and Promotional Costs

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs totaled $92,525 and $82,092 for the years ended December 31, 2010 and 2009, respectively.

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, warrants, convertible loans and other convertible securities utilizing the treasury stock method. The effect of the potentially dilutive shares for the years ended December 31, 2010 and 2009 have been ignored, as their effect would be antidilutive. Total potentially dilutive shares excluded from diluted weighted shares outstanding at December 31, 2010 and 2009 totaled 195,281,895 and 162,791,229, respectively.

Allowance for Bad Debts

The balance in allowance for doubtful accounts at December 31, 2010 and 2009 was $264,271 and $213,471, respectively. Bad debt expense for the years ended December 31, 2010 and 2009 was $252,421 and $(83,821), respectively.

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

Fair Value

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2010 and 2009 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

Leased Employees

The Company leases all of its employees from Inspirity, Inc., an unrelated third party. Inspirity provides payroll processing functions, employee benefits administration and other human resource functions for the Company.  While the employees are leased from and paid by Inspirity and Inspirity files all required tax returns, the employees are managed exclusively by the Company and the Company sets the terms of all employment agreements, salaries and other terms of employment.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative uses is capitalized. Research and development costs include direct costs and payments for leased employees and consultants. Research and development costs totaled $223,036 and $372,023 for the years ended December 31, 2010 and 2009, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes that concentration with regards to accounts receivable is limited due to its customer base. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution. The Company had uninsured cash balances at December 31, 2010 of $176,805.

Reclassification

Certain amounts included in 2009 financial statements have been reclassified to conform with the 2010 presentation.

Assets Subject to Lien

The Company’s major supplier has a $2,000,000 lien on the Company’s assets.

Subsequent Events

The Company evaluated the effects of all subsequent events through March 30, 2011, the date on which the financial statements were issued.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13 regarding ASC Subtopic 605-25 “Revenue Recognition—Multiple-element Arrangements.” This ASU addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. In October 2009, the FASB also issued ASU 2009-14 regarding ASC Topic 985 “Software: Certain Revenue Arrangements That Include Software Elements.” This ASU modifies the scope of ASC Subtopic 985-605, “Software Revenue Recognition,” to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The changes under ASU 2009-13 and 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will adopt the changes under ASU 2009-13 and 2009-14 effective January 1, 2011. The Company believes that the adoption of ASU 2009-13 and 2009-14 will not have a material impact on its consolidated statements of financial position, results of operations or cash flows.

NOTE 2 – DISCONTINUED OPERATIONS

On March 18, 2011, the Company entered into an agreement to sell all maintenance contracts related to the Company’s telecommunications and systems integration business, and will subsequently discontinue all operations connected with this line of business.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

The results of operations for the telecommunications and systems integration business, which are reflected as discontinued operations in the Company's consolidated statements of income for the years ended December 31, 2010 and 2009, were as follows,

	Year Ended December 31,
	2010	2009
Sales	$8,061,064	$12,010,130
Income (loss) before income taxes	(945,118)	113,918
Provision for income taxes	-	-
Income (loss) from discontinued operations	$(945,118)	$113,918

None of the telecommunications and systems integration assets included in the sales agreement are recognized in the Company’s balance sheet as of December 31, 2010.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	2010	2009
Billed	$1,896,997	$1,814,132
Unbilled	186,118	574,373
Allowance for doubtful accounts	(264,271)	(213,471)
	$1,818,844	$2,175,034

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

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following at December 31, 2010 and 2009:

	2010	2009
Office equipment	$1,155,728	$1,129,088
Furniture and fixtures	129,443	129,443
Software	662,767	634,245
Leasehold improvements	135,003	135,727
Vehicles	23,456	23,456
	2,106,397	2,051,959
Less: Accumulated depreciation	1,235,426	827,839
	$870,971	$1,224,120

Depreciation expense for the years ended December 31, 2010 and 2009 totaled $407,587 and $388,382, respectively.

Fixed assets under capital leases are comprised of $393,311 of office equipment, $227,123 of software and $16,350 of vehicles less accumulated depreciation of $424,874 for the year ended December 31, 2010.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

NOTE 6 – INTANGIBLE ASSETS

The Company has filed for several patent applications (domestically and internationally) which have been published both with the United States Patent and Trademark Office and the Economic Union Patent, Copyright and Trademark Office, and is awaiting examination. The Company has recorded the cost of these patent applications as assets and has elected to treat them as having indefinite lives; accordingly, no amortization has been recorded in connection with these assets.

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

Future minimum lease payments are as follows:

Year	Total Payments	Interest Payments	Principal Payments
2011	26,537	1,071	25,466

NOTE 8 - CONVERTIBLE NOTES PAYABLE and WARRANTS TO PURCHASE COMMON STOCK

On February 7, 2007, the Company began offering up to $2,000,000 of convertible promissory notes. The notes are non-interest bearing, mature in eighteen months and are convertible into common stock of the Company at $1.00 per share, at the holder’s option. Each investor will also receive one-half share of common stock for each dollar of the principal amount of the notes purchased. As of March 31, 2009, the Company had sold $2,225,000 in notes. Of this amount $100,000 has been converted into common stock; $932,500 has been repaid and the notes cancelled; and $1,000,000 bearing annual interest at 14% was exchanged for a new note of $1,000,000 bearing annual interest of 14% and 1,065,790 shares of the Company’s common stock as further described below. In connection with the reporting of these convertible notes, the Company has not recorded a beneficial conversion feature as the conversion price was in excess of the stock price on the date the notes were entered into. The Company has recorded a discount of $741,667 to record the cost of the shares issued in lieu of interest.

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

On November 29, 2007, the Company entered into a Note and Warrant Purchase Agreement with Vision Opportunity Master Fund, Ltd. (“Purchaser”) with respect to the sale of notes in an aggregate principal amount of up to $6,000,000. Also on November 29, 2007, the Company entered into Amendment No. 1 to the Note Purchase Agreement. Under the Note Purchase Agreement, as amended, the Company executed and delivered to Vision Opportunity Master Fund, Ltd. (a) the Company’s $2,500,000 principal amount, senior secured 10% convertible promissory note, (b) the Company’s $600,000 principal amount, senior secured 10% convertible promissory note and, (c) one warrant to purchase an aggregate of 7,300,000 shares of the Company’s common stock and (d) one warrant to purchase an aggregate of 1,000,000 shares of the Company’s common stock. The notes mature in 2010, and the warrants expire in November 2012.

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
December 31, 2010

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

Also, on June 20, 2008, the Company made several amendments to the convertible notes outstanding with aggregate principal amount $6,000,000 issued under the agreement dated November 29, 2007, including a reduction in the conversion price per share from $0.75 to $0.60. In addition, the exercise price of the warrants outstanding to purchase an aggregate of 8,300,000 shares of common stock issued under the same agreement was reduced from $0.90 to $0.72. At the same time the Company and the holder entered into an agreement whereby the holder tendered all the warrants to purchase an aggregate 8,300,000 shares of common stock and the Company issued 498,000 shares of Series B Convertible Preferred Stock to the holder. All the warrants tendered were cancelled.

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
December 31, 2010

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

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

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

On November 29, 2010, the Company changed the maturity date of promissory notes issued to Vision Master Fund, Ltd. and Vision Capital Advantage Fund, LP with principal amount of $17,078,781 from November 29, 2010 to five days after demand for payment. These notes bear interest of 10% annually and principal amount of $15,078,781 of these notes are convertible into the Company’s common stock at a conversion price of $0.15.

On December 30, 2010 the Company issued to Vision Opportunity Master Fund, Ltd. a non-convertible promissory note with principal amount $150,000 and warrants to purchase 1,000,000 shares of the Company’s common stock in exchange for $150,000 in cash. The promissory notes are payable five days after demand for payment and bear interest at an annual rate of 10%. The warrants have an exercise price of $0.15 and expire in March 2015.

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
December 31, 2010

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

As of December 31, 2009, there were $996,164 in accrued unpaid dividends on the series A convertible preferred stock.

NOTE 10 - STOCK OPTIONS

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

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

On July 16, 2009 the Company adopted the 2009 Stock Option Plan of Juma Technology Corp., (the “2009 Plan”).The Plan provides for up to 10,000,000 shares of incentive and non-qualified options that may be granted to employees, directors and certain key affiliates. Under the Plan, incentive options may be granted at not less than the fair market value on the date of grant and non-statutory options may be granted at or below fair market value. The Company wishes to utilize the Plan to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by key employees, directors, and others. Options under the Plan will be either “incentive options” under Section 422A of the Internal Revenue Code of 1986, as amended, or “non-qualified stock options” which are not intended to so qualify. Through December 31, 2010 no options have been issued under the 2009 Plan.

Equity award activities and related information as of and for the year ended December 31, 2010 is summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2009	17,348,750	$0.52
Options granted	205,000	0.17
Options exercised	—	—
Options canceled	(563,500)	0.33
Balance at December 31, 2010	16,990,250	0.52	3.37	$0

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.02 as of December 31, 2010 and the exercise price multiplied by the number of related options.

The following schedule summarizes information about stock options outstanding under all option plans for December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.14 - $0.16	5,638,250	3.32	$0.16	5,689,124	$0.16
$0.17 - $0.52	2,575,750	6.80	0.42	1,694,815	0.43
$0.58 - $0.60	5,700,000	2.20	0.66	5,311,324	0.60
$1.00 - $1.33	3,076,250	2.74	1.12	3,066,296	1.12
$0.14 - $1.33	16,990,250	3.37	$0.52	15,761,559	$0.52

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

The assumptions used and the resulting estimate of weighted-average fair value per share of options granted during this period is summarized as follows:

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

	Year Ended December 31, 2010	Year Ended December 31, 2009
Dividend yield	—	—
Volatility factor	68.30%	71.63%
Risk-free interest rate	3.68%	2.82%
Expected life (years)	10.0	5.23

NOTE 11 - MAJOR CUSTOMERS

Revenues to a single customer that exceed ten percent (10%) of total revenues during the years ended December 31, 2010 and 2009 are as follows,

	2010	2009
Customer A	$843,922	$710,980
Customer B	411,728	—

Customers that accounted for more than 10% of the outstanding accounts receivable at December 31, 2010 and 2009 are as follows,

	2010	2009
Customer C	$388,754	$334,199
Customer D	226,092	—

NOTE 12 - MAJOR SUPPLIERS

Purchases from a single supplier that exceed ten percent (10%) of total purchases during the years ended December 31, 2010 and 2009 are as follows,

	2010	2009
Supplier A	$278,048	$191,376
Supplier B	219,105	180,858
Supplier C	86,150	—

NOTE 13 - LEASE COMMITMENTS

The Company leases its Farmingdale, NY (from a related party) and its New York, NY premises pursuant to individual sublease agreements accounted for as operating leases. The lease on the Farmingdale, NY premises expires on May 31, 2016, and the lease on the New York, NY premises lease expires on November 30, 2011. Both premises are under a non-cancelable operating lease.

The following is a schedule of future minimum rental payments required under all operating leases:

December 31,
2011	$243,797
2012	148,625
2013	153,084
2014	157,676
2015 and thereafter	230,907
$934,089

Equipment and facilities rental for the year ended December 31, 2010 and 2009 totaled $285,620 and $264,715, respectively.

NOTE 14 - EMPLOYMENT AGREEMENTS

The Company has employment agreements with several of its key employees. The agreements are for a term of either one or three years and are automatically renewed subject to certain conditions.

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

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

Year ending December 31,

2011	870,000
2012	870,000
2013	140,630

NOTE 15 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Because of the questionable ability of the Company to utilize these deferred tax assets, the Company has established a 100% valuation allowance for the asset. Deferred income taxes are comprised as follows for the years ended December 31, 2010 and 2009,

	2010	2009
Deferred tax assets:
Net operating loss	$10,220,014	$7,657,013
Goodwill impairment	432,163	470,448
Other deferred tax assets	114,267	94,006
Depreciation	(190,438)	(180,385)
Net deferred tax asset	10,576,006	8,041,082
Valuation allowance	(10,576,006)	(8,041,082)
Deferred tax assets	$—	$—

The Company's income tax expense consists of the following for the years ended:

	December 31,	December 31,
	2010	2009
Current:
Federal	$—	$—
State and local	14,111	10,587
Total	14,111	10,587

Deferred:
Federal	—	—
State and local	—	—
Total	—	—
Provisions for income taxes	$14,111	$10,587

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $29,811,000 for federal and state purposes, which expire through 2028. The utilization of this operating loss carryforward may be limited based upon changes in ownership as defined in the Internal Revenue Code.

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

Juma Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

	December 31,
	2010	2009
U.S. Federal income tax statutory rate	34.0%	34.0%
State income taxes, net of federal effect	5.3	5.3
Permanent differences	(9.6)	(15.3)
Valuation allowance	(29.7)	(24.0)
Effective tax rate	0%	0%

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

NOTE 17 - SUBSEQUENT EVENTS

Issuance of Convertible Promissory Notes and Warrants to Purchase Common Stock

On January 13, 2011 the Company issued to Vision Opportunity Master Fund, Ltd. a non-convertible promissory note with principal amount $375,000 and warrants to purchase 2,500,000 shares of the Company’s common stock in exchange for $375,000 in cash. The promissory notes are payable five days after demand for payment and bear interest at an annual rate of 10%. The warrants have an exercise price of $0.15 and expire in March 2015.

Sale of Telecommunications and Systems Integration Business

On March 18, 2011, the Company entered into an agreement to sell all maintenance contracts related to the Company’s telecommunications and systems integration business, and will subsequently discontinue all operations connected with this line of business.  The purchaser paid to the Company an advance against the earn-out payment equal to $250,000, $188,284 of which was paid on behalf of the Company on January 31, 2011 and $61,716 at the closing. The earn-out payment is based on 50% of the profits as defined under the agreement earned during the 12-month period following the closing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Anthony M. Servidio and Chief Financial Officer, Mr. Anthony Fernandez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting.

There have been no change in the Company’s  internal control over financial reporting identified in connection with the evaluation described above that occurred during the Company's fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth certain information about each of our executive officers and directors and their current positions with the Company.

Name	Age	Position(s) and Office(s) Held
Anthony M. Servidio	64	Chairman and Chief Executive Officer
Robert H. Thomson	34	Director
Robert Rubin	69	Director
Kenneth Archer	52	Director
Joseph Fuccillo	38	President, Chief Technology Officer, Director
Anthony Fernandez	44	Chief Financial Officer
David Giangano	47	President of Global Channels
Frances Vinci	59	Executive Vice President

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

Robert H. Thomson - Director

Mr. Thomson was initially appointed to our board on March 29, 2008 to fill the remaining portion of a departing director's one-year term and to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our by-laws. In 2007, Mr. Thomson joined Vision Capital Advisors LLC, a New York based fund that makes direct investments in small, high growth businesses. Prior to Vision, Mr. Thomson was the Managing Director of The Arkin Group LLC (New York, NY - 2006) in charge of daily operations, financial management, and growth strategies for this international business intelligence firm. Prior to The Arkin Group LLC, Mr. Thomson was a Research Associate for the Council on Foreign Relations, a New York-based think tank focused on international relations and foreign policy. In February 2010, Mr. Thomson was appointed to the board of T3 Motion, Inc. (OTCBB: TMMM.OB). The Board believes that Mr. Thomson has the experience, qualifications, attributes and skills necessary to serve as a Director because of his years of experience in finance and business.

Robert Rubin - Director

Mr. Rubin was appointed as a director of the Company in November 2007. Mr. Rubin has been the Chief Financial Officer of Solar Thin Films, Inc. (OTCBB: SLTN.OB) since August 2007. He served as Chairman and President of Solar Thin from January 1996 until June 2006 and as CEO from January 1996 until October 2006. He has been a director of Solar Thin since May 1991. Mr. Rubin also has served as the CEO, Chairman and sole director and officer of MIT Holding, Inc. (OTCBB: MITD.OB) since April 2007. Mr. Rubin served as a director of Western Power & Equipment Corp. (OTCBB: WPEC.OB) from November 1992 to February 2005. Mr. Rubin has operated and financed numerous companies including Lifetime Corporation (f/k/a Superior Care, Inc.), for which he was the founder, President, Chief Executive Officer and a director from its inception in 1976 until May 1986, when he resigned as an executive officer. Mr. Rubin continued as a director of Lifetime Corporation until the latter part of 1987. In 1993, Lifetime was sold to Olsten Corporation, a NYSE-listed company. The Board believes that Mr. Rubin has the experience, qualifications, attributes and skills necessary to serve as a Director because of his years of experience in finance and managing businesses.

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

Significant Employees

As of December 31, 2010, the Company believes that almost all employees are important to the success of the Company but the only significant individuals are the Company’s’ officers and directors referenced above.

Family Relationships

As of December 31, 2010, there were no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

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

(6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member (covering stock, commodities or derivatives exchanges, or other SROs).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2010, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2010:
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

Audit Committee

We do not have a separately-designated standing audit committee and we do not have an audit committee financial expert. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the year ended December 31, 2010, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2010 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony M. Servidio	2010	236,719	–	–	–	–	–	10,000	246,719
CEO & Chairman (1)	2009	236,719	–	–	140,000	–	–	10,000	386,719
Joseph Fuccillo	2010	150,155	–	–	–	–		10,000	160,155
President, CTO; Director (2)	2009	150,155	–	–	36,132	–	–	10,000	196,287
Anthony Fernandez	2010	150,155	–	–	–	–	–	10,000	160,155
Chief Financial Officer (3)	2009	150,155	–	–	60,219	–	–	10,000	220,374

(1)	Mr. Servidio was appointed CEO and Chairman in November 2007; he had previously served as a consultant to the Company since July 2007.

(2)	Mr. Fuccillo was appointed President in November 2007.

(3)	Mr. Fernandez was appointed Chief Financial Officer in April 2006.

The assumptions used in calculating the values of the Option Awards may be found in Footnote 10 to the Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 on pages F-15 through F-17.

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

In April 2008, Mr. Archer was granted five-year options that vest over three years to purchase 50,000 shares of our common stock at an exercise price of $0.60 per share. And in September 2009, Mr. Archer was granted three-year options that vest over one year to purchase 200,000 shares of our common stock at an exercise price of $0.25 per share. Aside from the foregoing, our directors did not receive any compensation for their services as director or committee member during the year ended December 31, 2010.

Outstanding Equity Awards at 2010 Fiscal Year End

The following table sets forth the stock options held by the named executives as of December 31, 2010.

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Anthony M. Servidio(1)	6,616,438	383,562	–	0.16-0.60	04/13-02/14	–	–	–
Joseph Fuccillo (2)	1,700,000	–	–	0.16–1.15	02/12-02/14	–	–	–
Anthony Fernandez (3)	1,800,000	–	–	0.16-1.15	02/12-02/14	–	–	–

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

(3)	Mr. Fernandez’s options vested in accordance with the following schedule,
100,000 on February 7, 2008
700,000 on August 21, 2008
1,000,000 ratably over the year ended February 19, 2010

The 16,990,250 options outstanding at December 31, 2010 were granted at exercise prices ranging from $0.14 to $1.33. At December 31, 2010 the number of options outstanding held by executive officers and directors was 11,700,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2010.

	A	B	C
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	16,990,250	$0.52	11,372,362
Equity compensation plans not approved by security holders	–	–	–
Total	16,990,250	$0.52	11,372,362

The following table sets forth, as of January 31, 2011, (a) the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group; (b) the number of shares of our Series A Convertible Preferred Stock owned by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group; (c) the number of shares of our Series B Convertible Preferred Stock owned by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group and (d) the number of shares of our Series C Convertible Preferred Stock owned by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	% of Class (2)
Common	Robert Rubin, Director c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	1,800,000	1

Common	Anthony M. Servidio, CEO & Chairman c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	6,722,603	2

Common	Robert H. Thomson(3)(4), Director 20 W. 55th Street, 5th floor, New York, NY 10019	218,178,802	76

Series A Convertible Preferred Stock	Robert H. Thomson(3)(4), Director 20 W. 55th Street, 5th floor, New York, NY 10019	8,333,333	100

Series B Convertible Preferred Stock	Robert H. Thomson(3)(4), Director 20 W. 55th Street, 5th floor, New York, NY 10019	1,666,500	100

Series C Convertible Preferred Stock	Robert H. Thomson(3)(4), Director 20 W. 55th Street, 5th floor, New York, NY 10019	1,970,756	100

Common	David Giangano, President of Global Channels c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	6,507,300	2

Common	Frances Vinci, EVP c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	5,474,000	2

Common	Joseph Fuccillo, President, CTO and Director c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	7,757,300	3

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	% of Class (2)

Common	Anthony Fernandez, CFO c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	2,800,000	1

Common	Kenneth Archer, Director c/o Juma Technology Corp. 154 Toledo Street, Farmingdale, NY 11735	246,301	1

Common	Mirus Opportunistic Fund (5) c/o Julius Baer Trust Company (Cayman Ltd.) PO Box 1100 GT Windward III, Regata Office Park Grand Cayman	2,500,000	1

Total of Common Stock-All Directors & Executive Officers (8 persons):		251,986,306	89

Total of Series A Convertible Preferred Stock-All Directors & Executive Officers (8 persons):		8,333,333	100

Total of Series B Convertible Preferred Stock-All Directors & Executive Officers (8 persons):		1,666,500	100

Total of Series C Convertible Preferred Stock-All Directors & Executive Officers (8 persons):		1,970,756	100

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

(3)
Robert Thomson has been designated by Vision Opportunity Master Fund, Ltd. to our board of directors. The reported securities are owned directly by Vision Opportunity Master Fund, Ltd. and its affiliate Vision Capital Advantage Fund, L.P. (collectively, the “Vision Entities”), and Mr. Thomson has no direct interest in these shares. The  218,178,802 shares listed represent the aggregate 1,116,705 common shares held by the Vision Entities as well as (all figures given in the aggregate) (a) the series A Warrants to purchase up to  23,499,998 shares of our common stock  (b) the Senior Secured 10% Convertible Promissory Notes (the “Notes”) currently convertible into  100,525,207 shares of our common stock and (c) the Series A Convertible Preferred Stock convertible into 33,333,332 share of our common stock (d)  the Series B Convertible Preferred Stock convertible into 39,996,000 share of our common stock and (e) the Series C Convertible Preferred Stock convertible into 19,707,560 share of our common stock, which are described in the following footnotes. The Series A Warrants, the Notes, the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock owned by the Vision Entities are subject to a beneficial ownership limitation such that the Vision Entities may not convert or exercise such securities to the extent that the conversion or exercise would cause the Vision Entities’ common stock holdings to exceed 4.99% of our total common shares outstanding, provided that this restriction on conversion can be waived at any time by the funds on 61 days’ notice. Mr. Thomson disclaims beneficial ownership of all securities reported herein.

(4)
The reported shares of Series A Convertible Preferred Stock are owned directly by the Vision Entities; such shares are convertible at any time, at the holders’ election, into 33,333,332 shares of our common stock (the quotient of the liquidation preference amount of $0.60 per share divided by the current conversion price of $0.15 per share times the number of shares of Series A Preferred Stock). The reported shares of Series B Convertible Preferred Stock are owned directly by the Vision Entities; such shares are convertible at any time, at the holders’ election, into 39,996,000 shares of our common stock (the quotient of the liquidation preference amount of $6.00 per share divided by the current conversion price of $0.25 per share times the number of shares of Series B Preferred Stock). The reported shares of Series C Convertible Preferred Stock are owned directly by the Vision Entities; such shares are convertible at any time, at the holders’ election, into 19,707,560 shares of our common stock (the quotient of the liquidation preference amount of $1.00 per share divided by the current conversion price of $0.10 per share times the number of shares of Series B Preferred Stock). The Vision Entities may not acquire shares of common stock upon conversion of the Convertible Preferred Stock to the extent that, upon conversion, the number of shares of common stock beneficially owned by the Vision Entities and its affiliates would exceed 4.99% of the issued and outstanding shares of our common stock; provided, that this restriction on conversion can be waived at any time by the funds on 61 days’ notice. Mr. Thomson disclaims beneficial ownership of all securities reported herein.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2010 and December 31, 2009 were approximately $114,000 and $125,550  respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $5,000 and $5,000 for the fiscal years ended December 31, 2010 and 2009.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2010 and 2009 were $0 and $0 respectively.

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
Chief Executive Officer March 30 , 2011

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name/Signature	Title	Date

/s/ Anthony M. Servidio	Chief Executive Officer, Chairman (Principal Executive Officer)	March 30 , 2011
Anthony M. Servidio

/s/ Robert H. Thomson	Director	March 30 , 2011
Robert H. Thomson

/s/ Robert Rubin	Director	March 30 , 2011
Robert Rubin

/s/ Kenneth Archer	Director	March 30 , 2011
Kenneth Archer

/s/ Joseph Fuccillo	President, Chief Technology Officer, Director	March 30 , 2011
Joseph Fuccillo

/s/ Anthony Fernandez	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	March 30 , 2011
Anthony Fernandez